Form 10QSB
period 1996-03-31
MECKLERMEDIA CORP
filed 1996-05-13
CIK 916759

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: March 31, 1996

                                       OR

         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ____________

     Commission file number:  0-23364

                            MECKLERMEDIA CORPORATION
                            ------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                             06-1385519
     ______________________________________    ________________________________
      (State or other jurisdiction of          (I.R.S. Employer Identification
      incorporation or organization)            No.)


             20 KETCHUM STREET
           WESTPORT, CONNECTICUT                           06880
     ______________________________________    ________________________________
     (Address of principal executive offices)            (Zip Code)

                                (203)  226-6967
                                ---------------
             (Registrants's telephone number, including area code)

                                 NOT APPLICABLE
                                 --------------
        (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
     such filing requirements for the past 90 days. Yes  X     No___
                                                        ---
     The number of outstanding shares the registrant's common stock, par value $.01 per share, as of March 31, 1996 was 8,420,376.

     Transitional Small Business Disclosure Format ___Yes;   X  No.
                                                           -----

                   MECKLERMEDIA CORPORATION AND SUBSIDIARIES
                   -----------------------------------------


                                     INDEX
                                     -----





                                                                            Page
                                                                            ----
PART I                       Financial Information

Item 1.                      Financial Statements
                             Consolidated Balance Sheets - March 31, 1996
                             and September 30, 1995                          3-4

                             Consolidated Statements of Operations -
                             Three and Six Months
                             Ended March 31, 1996 and 1995                     5

                             Consolidated Statements of Cash Flows - Six
                             Months
                             Ended March 31, 1996 and 1995                     6

                             Notes to Consolidated Financial Statements         7

Item 2.                      Management's Discussion and Analysis of
                             Financial
                             Condition and Results of Operations               8-10

PART II.                     Other Information                                11

                             Signatures                                       12

EXHIBIT 11.                  STATEMENT REGARDING COMPUTATION OF
                             PER SHARE EARNINGS (LOSS)                        13


                                                 PART I.   FINANCIAL INFORMATION
                                                  Item 1.   Financial Statements


                   MECKLERMEDIA CORPORATION AND SUBSIDIARIES
                   -----------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                     MARCH 31, 1996 AND SEPTEMBER 30, 1995
                     -------------------------------------

               (Dollars in thousands, except per share amounts)
               ------------------------------------------------
                                           March 31,           September
                                             1996               30, 1995
                                          -----------          ----------
                                          (Unaudited)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents               $18,217              $19,442
     Accounts receivable, less
      allowances
          of $383 and $215, respectively       3,342                2,300
     Current note receivable                     212                  200
     Income taxes receivable                       -                  132
     Inventory                                   552                  666
     Prepaid trade show expenses               1,818                1,572
     Prepaid expenses and other                  390                  214
                                          -----------          ----------
               Total current assets           24,531               24,526


LONG-TERM NOTE RECEIVABLE, net of
 amortized discount of $94 and $72,
  respectively                                   187                  377

PREPAID TRADE SHOW EXPENSES                       56                  109

DEFERRED PROMOTION COSTS, NET OF
    ACCUMULATED AMORTIZATION                     927                  467

OTHER ASSETS                                      52                   28

PROPERTY AND EQUIPMENT:
     Leasehold improvements                      272                  236
     Furniture, fixtures and equipment           411                  304
     Computer equipment                        1,160                  801
                                          -----------          ----------
                                               1,843                1,341

     Less:  Accumulated depreciation
      and amortization                          (444)                (289)
                                          -----------          ----------
                                               1,399                1,052

INTANGIBLE ASSETS, net of accumulated
 amortization of $92 and $33,
  respectively                                   348                  141
                                          -----------          ----------
                    Total assets             $27,500              $26,700
                                          ===========          ==========

          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                   MECKLERMEDIA CORPORATION AND SUBSIDIARIES
                   -----------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                     MARCH 31, 1996 AND SEPTEMBER 30, 1995
                     -------------------------------------

          (Dollars in thousands, except share and per share amounts)
          ----------------------------------------------------------
                                           March 31,           September
                                             1996              30, 1995
                                          -----------          ----------
                                          (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable                           $     -              $    14
     Accounts payable                          1,980                1,561
     Accrued expenses                          1,762                1,174
     Current income taxes payable                  3                   29
     Deferred magazine revenue                 1,925                1,586
     Deferred trade show revenue               5,760                3,835
     Deferred book revenue                        25                  142
                                          -----------          ----------
               Total current liabilities      11,455                8,341


DEFERRED MAGAZINE REVENUE - LONG-TERM            412                  470
                                          -----------          ----------
               Total liabilities              11,867                8,811

COMMITMENTS                                        -                    -

STOCKHOLDERS' EQUITY:
     Preferred stock ($.01 par value,
      1,000,000 shares authorized,
        no shares issued and
        outstanding)                               -                    -
     Common stock ($.01 par value,
      35,000,000 and 9,000,000
        shares authorized, 8,420,376
        and 8,368,876 shares issued
        and outstanding at March 31,
        1996, and September 30, 1995,
        respectively)                             84                   84
     Additional paid-in capital               23,158               22,990
     Accumulated deficit                      (7,662)              (5,182)
     Foreign currency translation
      adjustment                                  53                   (3)
                                          -----------          ----------
               Total stockholders'            15,633               17,889
                equity
                                          -----------          ----------
               Total liabilities and
                stockholders' equity         $27,500              $26,700
                                          ===========          ==========


          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                   MECKLERMEDIA CORPORATION AND SUBSIDIARIES
                   -----------------------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
               THREE AND SIX MONTHS ENDED MARCH 31, 1996 AND 1995
               --------------------------------------------------
                                  (UNAUDITED)
                                  -----------
                    (In thousands, except per share amounts)
                    ----------------------------------------

                                          Three Months Ended  Six Months Ended
                                               March 31           March 31
                                          ------------------  ----------------
                                            1996      1995      1996     1995
                                          --------   ------   -------   ------
REVENUES:
     Magazines and newspaper               $ 3,281   $1,749   $ 6,305   $3,603
     Trade shows                             2,059      433     5,894    1,950
     Books and directories                      86      244       233      510
     Mailing list rentals and other            296       87       458      126
                                          --------   ------   -------   ------
                                             5,722    2,513    12,890    6,189
                                          --------   ------   -------   ------

COST OF SALES AND DIRECT COSTS:
     Magazines and newspaper                 2,115      953     4,242    2,107
     Trade shows                             1,602      385     3,990    1,157
     Books and directories                      10       81        33      144
     Mailing list rentals and other            164       32       228       42
                                          --------   ------   -------   ------
                                             3,891    1,451     8,493    3,450
                                          --------   ------   -------   ------

Gross profit after cost of sales and         1,831    1,062     4,397    2,739
 direct costs

OPERATING EXPENSES:
     Advertising and promotion               2,454      906     4,514    1,809
     General and administrative              1,377      943     2,825    1,660
                                          --------   ------   -------   ------
Operating income (loss)                     (2,000)    (787)   (2,942)    (730)
                                          --------   ------   -------   ------

     Interest income, net                      234       48       507       69
     Gain on sales of assets                     -    1,109         -    1,350
                                          --------   ------   -------   ------

Income (loss) before income taxes           (1,766)     370    (2,435)     689
Provision for income taxes                      26       18        45       21
                                          --------   ------   -------   ------

Net income (loss)                          $(1,792)  $  352   $(2,480)  $  668
                                          ========   ======   =======   ======

Income (loss) per share                     $(0.21)   $0.05    $(0.30)   $0.09
                                          ========   ======   =======   ======

Weighted average number of common shares     8,392    7,100     8,384    7,100
                                          ========   ======   =======   ======

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                   MECKLERMEDIA CORPORATION AND SUBSIDIARIES
                   -----------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                    SIX MONTHS ENDED MARCH 31, 1996 AND 1995
                    ----------------------------------------
                                  (UNAUDITED)
                                  -----------
                (Dollars in thousands, except per share amounts)
                ------------------------------------------------

                                                Six              Six
                                           Months Ended     Months Ended
                                          March 31, 1996   March 31, 1995
                                          --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                           $(2,480)         $   668
     Adjustments to reconcile net cash
      used in operations-
          Depreciation and amortization              214              118
          Accretion of interest income
           on note receivable                        (22)               -
          (Gain) on sales of assets                    -           (1,350)
     Changes in assets and liabilities -
          (Increase) in accounts
           receivable                             (1,042)            (536)
          Decrease in other receivable                 -              144
          Decrease in income taxes
           receivable                                132                -
          Decrease (increase) in
           inventory                                 114             (209)
          (Increase) in prepaid trade
           show expenses                            (193)            (611)
          (Increase) in deferred
           promotion costs                          (460)            (535)
          (Increase) in prepaid
           expenses and other                       (200)             (49)
           Increase in accounts payable
            and accrued expenses                   1,007               44
          (Decrease) increase in income
           taxes payable                             (26)              30
          Increase in deferred magazine
           revenue                                   281              758
          Increase in deferred trade
           show revenue                            1,925            1,956
          (Decrease) in deferred book
           revenue                                  (117)               -
                                          --------------   --------------
               Net cash provided by
                (used in) operating
                activities                          (867)             428
                                          --------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from note receivable                   200                -
     Proceeds from sales of assets                     -              417
     Sales of short-term investments               9,947              980
     Purchases of short-term investments          (9,947)               -
     Additions to property and equipment            (502)            (186)
     Additions to intangibles                       (266)               -
                                          --------------   --------------
               Net cash provided by
                (used in) investing
                activities                          (568)           1,211
                                          --------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of options               168                -
     Repayment of notes and loans                    (14)             (24)
                                          --------------   --------------
               Net cash provided by
                (used in) financing
                activities                           154              (24)
                                          --------------   --------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH               56              (18)
                                          --------------   --------------

Net (decrease) increase in cash and
 cash equivalents                                 (1,225)           1,597
                                          --------------   --------------
CASH AND CASH EQUIVALENTS, beginning of
 period                                           19,442            1,121
                                          --------------   --------------

CASH AND CASH EQUIVALENTS, end of period         $18,217          $ 2,718
                                          ==============   ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW:
     Cash paid for interest                      $     1          $     -
     Cash paid for income taxes                  $    57          $     5

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                   MECKLERMEDIA CORPORATION AND SUBSIDIARIES
                   -----------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                 MARCH 31,1996
                                 -------------
                                  (UNAUDITED)
                                  -----------
                 (Dollars in thousands, except per share data)
                 --------------------------------------------

(1)      The Company:
         -----------

The Company is a leading provider of information about the Internet through its
(i) publication of INTERNET WORLD, a monthly general circulation magazine, (ii) publication of WEB WEEK, a business-to-business controlled circulation newspaper, (iii) publication of WEB DEVELOPER, a paid circulation magazine for technical, hands-on Internet professionals, (iv) INTERNET WORLD and WEB DEVELOPER trade shows and seminars, (v) iWORLD, the Company's World-Wide Web site on the Internet, and (vi) publication of Internet-related books. All of the Company's products and services relate to providing Internet information to business and information technology professionals, and consumers.

(2)      Basis of Presentation:
         ---------------------

The accompanying unaudited financial statements have been prepared from the books and records of the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been reflected in such financial statements.

On August 22, 1995, the Company's Board of Directors approved a two-for-one split of the Company's common stock in the form of a 100% stock dividend payable on September 19, 1995. A total of 4,184,438 shares of common stock were issued in connection with the split. All share and per share amounts, unless otherwise indicated, have been restated to retroactively reflect the stock split.

Certain amounts have been reclassified in the prior year statements to conform to the current year presentation.

The Company does not believe any recently issued accounting standards will have a material impact on its financial condition or results of operations.


(3)                                  Inventory:
                                     ---------------

Components of inventory include :
                                                      March 31,  September 30,
                                                           1996           1995
                                                      ---------  -------------
                Finished goods                            $ 148          $ 139
                Work-in-process                             404            527
                                                      ---------  -------------
                                                          $ 552          $ 666
                                                      =========  =============

                                                                         Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

INTRODUCTION
- - ------------

Certain of the Company's operations are cyclical in nature. Accordingly, presentation of quarterly results of operations is not necessarily indicative of annual results or trends.

Since 1993, the Company has focused its efforts toward the Internet, launching INTERNET WORLD magazine in August 1993. The Company launched its INTERNET WORLD trade shows in 1994 and its WEB DEVELOPER trade shows and seminars in 1996. In addition, the Company recently added its WEB WEEK newspaper and iWORLD World-Wide Web site , and in October 1995, launched the magazine WEB DEVELOPER.

RESULTS OF OPERATIONS
- - ---------------------

Revenues. Revenues for the six months ended March 31, 1996, increased 108% to approximately $12.9 million from $6.2 million for the comparable period in fiscal 1995. Of this $6.7 million increase, approximately $2.7 million was a result of greater revenues from magazines and newspaper, including approximately $3.2 million related to INTERNET WORLD, offset by the reduction of approximately $1.1 million in revenues from publications divested by the Company. Advertising revenue for INTERNET WORLD increased to approximately $2.9 million for the six months ended March 31, 1996, from approximately $826,000 for the comparable period in fiscal 1995 due to increased advertising volume and increased advertising prices resulting from higher circulation. Circulation revenue increased for INTERNET WORLD to approximately $2.6 million from approximately $1.5 million for the comparable fiscal 1995 period. The increase in circulation revenue reflects the growth in paid circulation which was approximately 292,000 for the April 1996 issue of INTERNET WORLD compared to approximately 175,000 for the April 1995 issue. This increase in paid circulation resulted from responses to direct mail subscription promotions and increased level of single copy sales from newsstands. Trade show revenues for the six months ended March 31, 1996, of approximately $5.9 million increased by approximately $3.9 million, or 202%, from the comparable period in fiscal 1995. This increase was due primarily to the increase in exhibition space sales and registrations related to the Fall 1995 INTERNET WORLD trade show, which had paid exhibition space of approximately 60,000 square feet compared to 16,500 square feet for the Fall 1994 INTERNET WORLD show, an increase of 264%. In addition, the Company's INTERNET WORLD Canada, INTERNET WORLD Home & Office Expo and WEB DEVELOPER trade shows, all of which were new in Fiscal 1996, contributed to the increase, offset by the sale of the COMPUTERS IN LIBRARIES trade show. Revenues for books and directories decreased to approximately $233,000 for the six months ended March 31, 1996, from $510,000 for the comparable period in the previous year due to the release of fewer new titles in part due to the divestiture of the Company's directories. In addition, instead of publishing and marketing new titles on its own, the Company has initiated a strategic change in which manuscripts will be developed by the Company for book publishers who will be responsible for the production and marketing of the books under the INTERNET WORLD name. In return, the Company receives royalties based on the sales of the books, a portion of which is generally paid in advance. Mailing list rental and other revenues increased to $458,000 for the six months ended March 31, 1996, from $126,000 in the comparable period in fiscal 1995, a 263% increase, due primarily to the development and marketing of subscriber lists for rental, advertising and other revenues from iWORLD, the Company's World-Wide Web site on the Internet, and licensing arrangements made with publishers outside the United States.

Cost of sales and direct costs. Cost of sales and direct costs include the costs associated with editing, producing and distributing the Company's publications and costs associated with producing its trade shows. Cost of sales and direct costs for the six months ended March 31, 1996, increased to approximately $8.5 million from $3.5 million for the comparable period in fiscal 1995. Magazine and newspaper cost of sales and direct costs increased by approximately $2.1 million for the six month period ended March 31, 1996, from the comparable period for fiscal 1995. The primary factor in this increase was the higher print orders of INTERNET WORLD magazine which were raised to fulfill a higher level of subscription and newsstand sales. In the first six months of fiscal 1996, the print order for INTERNET WORLD totaled approximately 3.0 million copies, a 100% increase over the 1.5 million copies for the first six months of fiscal 1995. The cost of sales and direct costs associated with magazines and newspaper increased from approximately 58% to 67% of magazine and newspaper revenue. This percentage increase is a function of the higher costs associated with the recent launches of WEB WEEK and WEB DEVELOPER, offset by increased revenues received for INTERNET WORLD for advertising and circulation.Gross profit after cost of sales and direct costs for magazines and newspaper for the six months ended March 31, 1996, increased 38% to approximately $2.1 from $1.5 million for the comparable period in fiscal 1995. Trade show cost of sales and direct costs for the six months ended March 31, 1996, increased by approximately $2.8 million to $4.0 million from the comparable period in fiscal 1995. The increase was primarily due to the expansion of the Fall 1995 INTERNET WORLD trade show, and the introduction of INTERNET WORLD Canada, INTERNET WORLD Home & Office Expo and WEB DEVELOPER trade shows, all of which were new in fiscal 1996. In addition, the costs associated with producing the Company's December 1995 VR WORLD trade show in New York and in cancelling the Company's future VR WORLD trade shows contributed to the increase in cost of sales and direct costs over the comparable period in fiscal 1995. Gross profit after cost of sales and direct costs for trade shows for the six months ended March 31, 1996, increased 140% to approximately $1.9 million from $793,000 for the comparable period in fiscal 1995. Books and directories cost of sales and direct costs decreased to $33,000 for the six month period ended March 31, 1996, compared to $144,000 in the comparable period in fiscal 1995, due to the reduction of the number of new book titles being released and the change in which the Company provides manuscripts and receives royalties on the sales.

Advertising and promotion expenses. Advertising and promotion expenses represent costs related to circulation and promotion, including direct mail, newsstand promotion and fulfillment expense, sales commissions and advertising and marketing staff. In addition, advertising and promotion expenses include the amortization of deferred promotion costs. Advertising and promotion costs for the six months ended March 31, 1996, increased 150% to approximately $4.5 million from $1.8 million for the comparable period in fiscal 1995. Of this increase, approximately $1.8 million was due primarily to circulation marketing efforts designed to increase the circulation of the Company's INTERNET WORLD magazine, including approximately $315,000 related to renewing existing subscriptions. In the six months ended March 31, 1996, the Company incurred expenses of approximately $707,000 promoting WEB WEEK and WEB DEVELOPER. In addition, increased advertising revenues resulted in an increase in sales commissions paid to the Company's sales representatives of approximately $113,000.

General and administrative expenses. General and administrative expenses include salaries, depreciation, telecommunications, insurance and professional fees. General and administrative expenses for the six months ended March 31, 1996, increased 70% to approximately $2.8 million from $1.7 million for the comparable period in fiscal 1995. In addition to the other costs required to support current operations and the anticipated growth of the Company, approximately $492,000 of this increase was due to personnel costs, $150,000 was due to professional fees, $95,000 was due to increased depreciation and amortization expense, and $70,000 was due to an increase in the provision for bad debts resulting from increased advertising revenues. The Company anticipates that future general and administrative expenses will increase in the aggregate, although such expenses are expected to decline as a percentage of revenue.

Interest income, net. Interest income, net for the six months ended March 31, 1996, increased to approximately $507,000 from $69,000 for the comparable period in fiscal 1995, due to the investment of the net proceeds from the August 1995 public offering.

United Kingdom operations. Mecklermedia Limited, a London-based subsidiary of the Company ("Mecklermedia UK"), incurred net losses of approximately $124,000 and $147,000 for the six months ended March 31, 1996 and 1995, respectively. The losses were due partly to the Company's efforts to increase the circulation of the Company's magazines in the United Kingdom and Europe and to maintain a presence to facilitate the development of new trade shows outside of the United States, and foreign exchange losses.

LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

Since the beginning of fiscal 1994, the Company's primary sources of liquidity have been the proceeds from sales of assets, borrowing under lines of credit that have been repaid and its public offerings in February 1994 and August 1995. On February 18, 1994, the Company completed its initial public offering of 2,300,000 shares of common stock, realizing net proceeds, after offering expenses and underwriters' discount, of approximately $5.5 million. The net proceeds of the initial public offering were used in part for the repayment of notes payable, acquisitions of equipment, increases in various working capital accounts related to the Company's new general circulation magazines and trade show production, with the remainder invested in cash and cash equivalents and short-term investments. On August 10, 1995, the Company completed a public offering in which the Company sold 1,000,000 shares of common stock, realizing net proceeds, after offering expenses and underwriters' discount, of approximately $15.2 million. At March 31, 1996, the Company had cash and cash equivalents of approximately $18.2 million, compared to $19.4 million at September 30, 1995. Operating activities for the six months ended March 31, 1996, resulted in the use of approximately $867,000 in cash, due primarily to a net loss of $2.5 million for the period and changes in components of working capital.

The Company's accounts receivable increased from approximately $2.3 million at September 30, 1995, to $3.3 million at March 31, 1996, primarily as a result of the growth in advertising revenues in the period and advance billings for exhibit space in future trade shows. Deferred trade show revenue increased to $5.8 million at March 31, 1996, from $3.8 million at September 30, 1995, primarily as a function of exhibitor payments received and billings for participation in the Spring 1996 INTERNET WORLD trade show. Accounts payable and accrued expenses increased approximately $1.0 million primarily as a result of the Spring 1996 INTERNET WORLD trade show.

The Company had capital expenditures of approximately $502,000 for the six months ended March 31, 1996. This was primarily due to an increase in computer equipment and software purchases required for the Company's general operating activities and its iWORLD Internet site. The Company anticipates that it will require a similar level of capital expenditures for the remainder of fiscal 1996. The Company also incurred $202,000 in expenditures to register its various trade names in the United States and throughout the world during the six months ended March 31, 1996.

The Company believes that funds available will be sufficient to meet its obligations and its anticipated capital requirements for the foreseeable future.

PART II - OTHER INFORMATION


Item 1.    LEGAL PROCEEDINGS

           Not Applicable

Item 2.    CHANGES IN SECURITIES

           Not Applicable

Item 3.    DEFAULTS UPON SENIOR SECURITIES

           Not Applicable

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not Applicable

Item 5.    OTHER INFORMATION

           Not Applicable

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits
         11  -  Statement Regarding Computation of Per Share Earnings (Loss)

(b)      Reports on Form 8-K
         None

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                              MECKLERMEDIA CORPORATION






Dated:  May 13, 1996    /s/Alan M. Meckler
                        ------------------------------------
                        Alan M. Meckler
                        Director, Chairman of the Board,
                        President and Chief Executive Officer
                        (Principal Executive Officer)






Dated:  May 13, 1996    /s/Christopher S. Cardell
                        ----------------------------
                        Christopher S. Cardell
                        Senior Vice President and
                        Chief Financial Officer