Form 10QSB
period 1996-06-30
MECKLERMEDIA CORP
filed 1996-08-09
CIK 916759

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 1996

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number:  0-23364

                            Mecklermedia Corporation
                            ------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                06-1385519
- - ----------------------------------     ---------------------------------
 (State or other jurisdiction of         (I.R.S. Employer Identification
  incorporation or organization)          No.)

         20 Ketchum Street
       Westport, Connecticut                         06880
- - ----------------------------------     ---------------------------------
(Address of principal executive offices)          (Zip Code)
                                (203)  226-6967
                                ---------------
             (Registrants's telephone number, including area code)

                                 Not Applicable
                                 --------------
        (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                        ---     ---

The number of outstanding shares the registrant's common stock, par value $.01 per share, as of June 30, 1996, was 8,448,335. Transitional Small Business
Disclosure Format     Yes;   X  No
                  ---       ---

                   MECKLERMEDIA CORPORATION AND SUBSIDIARIES
                   -----------------------------------------


                                     INDEX
                                     -----



                                                                           Page
                                                                           -----
PART I                       Financial Information

Item 1.                      Financial Statements

                             Consolidated Balance Sheets - June 30, 1996
                               and September 30, 1995                        3-4

                             Consolidated Statements of Operations -
                               Three and Nine Months
                               Ended June 30, 1996 and 1995                    5

                             Consolidated Statements of Cash Flows -
                               Nine Months
                               Ended June 30, 1996 and 1995                    6

                             Notes to Consolidated Financial Statements        7

Item 2.                      Management's Discussion and Analysis of
                               Financial Condition and Results of
                               Operations                                   8-10

PART II.                     Other Information                             11-12

                             Signatures                                       13

EXHIBIT 11.                  STATEMENT REGARDING COMPUTATION OF
                             PER SHARE EARNINGS (LOSS)                        14

EXHIBIT 27.                  FINANCIAL DATA SCHEDULE                          15

PART I.   FINANCIAL INFORMATION
                                                  Item 1.   Financial Statements

                   MECKLERMEDIA CORPORATION AND SUBSIDIARIES
                   -----------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                      JUNE 30, 1996 AND SEPTEMBER 30, 1995
                      ------------------------------------
               (Dollars in thousands, except per share amounts)
               ------------------------------------------------

                                               June 30,         September
                                                 1996           30, 1995
                                             -----------       -----------
                                             (Unaudited)
               ASSETS
CURRENT ASSETS:
     Cash and cash equivalents               $18,975              $19,442
     Accounts receivable, less allowances
      of $684 and $215, respectively           6,845                2,300
     Current note receivable                     212                  200
     Income taxes receivable                       -                  132
     Inventory                                   441                  666
     Prepaid trade show expenses               1,706                1,572
     Prepaid expenses and other                  437                  214
                                          -----------          -----------
            Total current assets              28,616               24,526


LONG-TERM NOTE RECEIVABLE, net of amortized
     discount of $40 and $72, respectively       197                  377


PREPAID TRADE SHOW EXPENSES                        -                  109

DEFERRED PROMOTION COSTS, NET OF
    ACCUMULATED AMORTIZATION                     441                  467

OTHER ASSETS                                      43                   28

PROPERTY AND EQUIPMENT:
     Leasehold improvements                      295                  236
     Furniture, fixtures and equipment           453                  304
     Computer equipment                        1,290                  801
                                          -----------          -----------
                                               2,038                1,341

     Less:  Accumulated depreciation
      and amortization                          (537)                (289)
                                          -----------          -----------
                                               1,501                1,052

INTANGIBLE ASSETS, net of accumulated
 amortization of $147 and $33,
 respectively                                    620                  141
                                          -----------          -----------

         Total assets                        $31,418              $26,700
                                          ===========          ===========

          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                   MECKLERMEDIA CORPORATION AND SUBSIDIARIES
                   -----------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                      JUNE 30, 1996 AND SEPTEMBER 30, 1995
                      ------------------------------------
          (Dollars in thousands, except share and per share amounts)
          ----------------------------------------------------------

                                           June 30,          September
                                             1996             30, 1995
                                         -----------        -----------
                                         (Unaudited)
     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable                                $-                  $14
  Accounts payable                          2,618                1,561
  Accrued expenses                          2,162                1,174
  Current income taxes payable                  3                   29
  Deferred magazine revenue                 2,601                1,586
  Deferred trade show revenue               7,366                3,835
  Deferred book revenue                        25                  142
                                        ----------           ----------
        Total current liabilities          14,775                8,341


DEFERRED MAGAZINE REVENUE - LONG-TERM         337                  470
                                        ----------           ----------

        Total liabilities                  15,112                8,811

COMMITMENTS                                     -                    -

STOCKHOLDERS' EQUITY:
     Preferred stock ($.01 par value,
         1,000,000 shares authorized,
         no shares issued and outstanding)      -                    -

     Common stock ($.01 par value,
      35,000,000 and 9,000,000
          shares authorized, 8,448,335
           and 8,368,876 shares issued
          and outstanding at June 30,
           1996 and September 30, 1995,
          respectively)                        85                   84
     Additional paid-in capital            23,344               22,990
     Accumulated deficit                   (7,149)              (5,182)
     Foreign currency translation
      adjustment                               26                   (3)
                                        ----------           ----------

           Total stockholders' equity      16,306               17,889
                                        ----------           ----------

           Total liabilities and
             stockholders' equity         $31,418              $26,700
                                        ==========           ==========

          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                   MECKLERMEDIA CORPORATION AND SUBSIDIARIES
                   -----------------------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
               THREE AND NINE MONTHS ENDED JUNE 30, 1996 AND 1995
               --------------------------------------------------
                                  (UNAUDITED)
                                  -----------
                (Dollars in thousands, except per share amounts)
                ------------------------------------------------

                                        Three Months Ended    Nine Months Ended
                                              June 30               June 30
                                         -----------------    ------------------
                                           1996     1995        1996      1995
                                         -------- --------    --------  --------
REVENUES:
     Magazines and newspaper              $ 4,649   $2,396    $10,954   $ 5,999
     Trade shows                            5,971    2,790     11,865     4,740
     Other                                    990      262      1,681       898
                                         --------- --------  --------- ---------
                                           11,610    5,448     24,500    11,637
                                         --------- --------  --------- ---------

COST OF SALES AND DIRECT COSTS:
     Magazines and newspaper                2,925    1,342      7,167     3,449
     Trade shows                            2,997    1,796      6,987     2,954
     Other                                    438       60        699       230
                                         --------- --------  --------- ---------
                                            6,360    3,198     14,853     6,633
                                         --------- --------  --------- ---------


Gross profit after cost of sales and
 direct costs                               5,250    2,250      9,647     5,004

OPERATING EXPENSES:
     Advertising, promotion and selling     2,550    1,308      7,064     3,117
     General and administrative             2,410      932      5,235     2,607
                                         --------- --------  --------- ---------
Operating income (loss)                       290       10     (2,652)     (720)
                                         --------- --------  --------- ---------

     Interest income, net                     243       58        750       127
     Gain on sales of assets                    -       14          -     1,364
                                         --------- --------  --------- ---------

Income (loss) before income taxes             533       82     (1,902)      771
Provision for income taxes                     20       15         65        36
                                         --------- --------  --------- ---------

Net income (loss)                            $513      $67    $(1,967)     $735
                                         =========  =======  ========= =========

Income (loss) per share                     $0.06    $0.01     $(0.23)    $0.10
                                        ==========  =======  ========= =========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                   MECKLERMEDIA CORPORATION AND SUBSIDIARIES
                   -----------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                    NINE MONTHS ENDED JUNE 30, 1996 AND 1995
                    ----------------------------------------
                                  (UNAUDITED)
                                  -----------
                (Dollars in thousands, except per share amounts)
                ------------------------------------------------

                                               Nine            Nine
                                           Months Ended    Months Ended
                                          June 30, 1996   June 30, 1995
                                         --------------- ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                          $(1,967)         $   735
     Adjustments to reconcile net cash
      used in operations-
          Depreciation and amortization             362              171
          Accretion of interest income
           on note receivable                       (32)               -
          (Gain) on sales of assets                   -           (1,364)
     Changes in assets and liabilities -
          (Increase) in accounts receivable      (4,545)          (1,348)
          (Increase) in other receivable              -             (429)
          Decrease in income taxes receivable       132               19
          Decrease in inventory                     225              424
          (Increase) in prepaid trade
          show expenses                             (25)            (305)
          (Increase) decrease in
           deferred promotion costs                  26             (199)
          (Increase) in prepaid
           expenses and other                      (238)             (40)
          Increase (decrease)in
           accounts payable and accrued
           expenses                               2,045             (231)
          (Decrease) increase in income
           taxes payable                            (26)              10
          Increase in deferred magazine
           revenue                                  882            1,148
          Increase in deferred trade
           show revenue                           3,531            1,729
          (Decrease) in deferred book
           revenue                                 (117)               -
               Net cash provided by
                (used in) operating     ---------------   ---------------
                activities                          253              320
                                        ---------------   ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from note receivable                  200                -
     Proceeds from sales of assets                    -              695
     Sales of short-term investments              9,947            1,979
     Purchases of short-term investments         (9,947)               -
     Additions to property and equipment           (697)            (310)
     Sale of (additions to) to
      intangibles                                  (593)              69
           Net cash provided by (used   ---------------   ---------------
           in) investing activities              (1,090)           2,433
                                        ---------------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of options              355               46
     Repayment of notes and loans                   (14)             (28)
          Net cash provided by (used    ---------------   ---------------
          in) financing activities                  341               18
                                        ---------------   ---------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH              29              (11)
                                        ---------------   ---------------

Net (decrease) increase in cash and
 cash equivalents                                  (467)           2,760
                                        ---------------   ---------------

CASH AND CASH EQUIVALENTS, beginning of
 period                                          19,442            1,121
                                        ---------------   ---------------

CASH AND CASH EQUIVALENTS, end of period        $18,975          $ 3,881
                                        ===============   ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW:
     Cash paid for interest                          $1               $-
     Cash paid for income taxes                     $72              $11

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                   MECKLERMEDIA CORPORATION AND SUBSIDIARIES
                   -----------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                 JUNE 30, 1996
                                 -------------
                                  (UNAUDITED)
                                  -----------
                 (Dollars in thousands, except per share data)
                 --------------------------------------------
(1)    The Company:
       -----------

The Company is a leading provider of information about the Internet through its
(i) publication of INTERNET WORLD, a monthly general circulation magazine, (ii) publication of WEB WEEK, a biweekly business-to-business controlled circulation newspaper, (iii) publication of WEB DEVELOPER, a bimonthly general circulation magazine for technical, hands-on Internet professionals, (iv) INTERNET WORLD, WEB DEVELOPER and WEB INTERACTIVE trade shows and conferences, and (v) iWORLD, the Company's electronic daily newspaper located on the World-Wide Web. All of the Company's products and services relate to providing Internet information to business and information technology professionals, and consumers.

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

(3)    Inventory:
       ---------

Components of inventory include:

                                                      June 30,  September 30,
                                                        1996        1995
                                                    ----------  -------------
              Finished goods                               $80           $139
              Work-in-process                              361            527
                                                    ----------  -------------
                                                          $441           $666
                                                    ==========  =============

                                                                         Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

Introduction
- - ------------

Certain of the Company's operations are cyclical in nature. The number and size of trade shows and magazine promotions in a particular quarter has and will continue to significantly impact the Company's quarterly results. Accordingly, presentation of quarterly results of operations is not necessarily indicative of annual results or trends.

Since 1993, the Company has focused its efforts toward the Internet, launching INTERNET WORLD magazine in August 1993. The Company launched its INTERNET WORLD trade shows in 1994 and its WEB DEVELOPER trade shows and conferences in 1996. In addition, the Company added its WEB WEEK newspaper and iWORLD World-Wide Web site in 1995, and in October 1995, launched the magazine WEB DEVELOPER. The Company's first WEB INTERACTIVE trade show and conference was held on July 31 through August 2, 1996.

Results of Operations
- - ---------------------

Revenues. Revenues for the nine months ended June 30, 1996, increased 111% to approximately $24.5 million from $11.6 million for the comparable period in fiscal 1995. Of this $12.9 million increase, approximately $5.0 million was a result of greater revenues from magazines and newspaper, including approximately $4.4 million related to INTERNET WORLD, $1.4 million related to WEB WEEK and $517,000 related to WEB DEVELOPER, offset by the reduction of approximately $1.3 million in revenues from publications divested by the Company. Advertising revenue for INTERNET WORLD increased to approximately $4.7 million for the nine months ended June 30, 1996, from approximately $1.5 million for the comparable period in fiscal 1995 due to increased advertising volume and increased advertising prices resulting from higher circulation. Circulation revenue increased for INTERNET WORLD to approximately $3.9 million from approximately $2.9 million for the comparable fiscal 1995 period. The increase in circulation revenue reflects the growth in paid circulation which was approximately 301,000 for the July 1996 issue of INTERNET WORLD compared to approximately 209,000 for the July 1995 issue. This increase in paid circulation resulted from responses to direct mail subscription promotions and increased level of single copy sales from newsstands. Trade show revenues for the nine months ended June 30, 1996, of approximately $11.9 million increased by approximately $7.1 million, or 150%, from the comparable period in fiscal 1995. This increase was due primarily to the increase in exhibition space sales and registrations related to Fall 1995 INTERNET WORLD, which had paid exhibition space of approximately 60,000 square feet compared to 16,500 square feet for Fall 1994 INTERNET WORLD, an increase of 264%, and the increase in exhibition sales and registrations for Spring 1996 INTERNET WORLD, which had paid exhibition space of approximately 120,000 square feet compared to 40,000 square feet for Spring 1995 INTERNET WORLD, an increase of 200%. In addition, the Company's INTERNET WORLD Canada, INTERNET WORLD Home & Office Expo and WEB DEVELOPER trade shows, all of which were new in Fiscal 1996, contributed to the increase in trade show revenues, offset by the sale of the COMPUTERS IN LIBRARIES trade show. Other revenues increased to approximately $1.7 million for the nine months ended June 30, 1996, from $898,000 in the comparable period in fiscal 1995, due primarily to the continued development and marketing of subscriber lists for rental, advertising and other revenues from iWORLD, the Company's electronic daily newspaper located on the World-Wide Web, and royalties from publishing licensing arrangements.

Cost of sales and direct costs. Cost of sales and direct costs include the costs associated with editing, producing and distributing the Company's publications and costs associated with producing its trade shows. Cost of sales and direct costs for the nine months ended June 30, 1996, increased to approximately $14.9 million from $6.6 million for the comparable period in fiscal 1995. Magazine and newspaper cost of sales and direct costs increased by approximately $3.7 million for the nine month period ended June 30, 1996, from the comparable period for fiscal 1995. The primary factor in this increase was the higher print orders of INTERNET WORLD magazine which were raised to fulfill a higher level of subscription and newsstand sales, and for direct mail promotions. In the first nine months of fiscal 1996, the print order for INTERNET WORLD totaled approximately 4.7 million copies, a 2.0 million increase over the 2.7 million copies for the first nine months of fiscal 1995. The cost of sales and direct costs associated with magazines and newspaper increased from approximately 57% to 65% of magazine and newspaper revenue.
This percentage increase is a function of the higher costs associated with the recent launches of WEB WEEK and WEB DEVELOPER, offset by increased revenues received for INTERNET WORLD for advertising and circulation. Gross profit after cost of sales and direct costs for magazines and newspaper for the nine months ended June 30, 1996, increased 49% to approximately $3.8 million from $2.6 million for the comparable period in fiscal 1995. Trade show cost of sales and direct costs for the nine months ended June 30, 1996, increased by approximately $4.0 million to $7.0 million from the comparable period in fiscal 1995. The increase was primarily due to the expansion of both Fall 1995 INTERNET WORLD and Spring 1996 INTERNET WORLD, and the introduction of INTERNET WORLD Canada, INTERNET WORLD Home & Office Expo and WEB DEVELOPER trade shows, all of which were new in fiscal 1996. In addition, the costs associated with producing the Company's December 1995 VR WORLD trade show and in cancelling the Company's future VR WORLD trade shows contributed to the increase in cost of sales and direct costs over the comparable period in fiscal 1995. Gross profit after cost of sales and direct costs for trade shows for the nine months ended June 30, 1996, increased $3.1 million to approximately $4.9 million from $1.8 million for the comparable period in fiscal 1995. The cost of sales and direct costs associated with trade shows decreased from 62% to 59% of trade show revenue. This percentage decrease is primarily attributable to the efficiencies of the larger Fall and Spring INTERNET WORLD shows. Cost of sales and direct costs for other revenues increased to $699,000 for the nine month period ended June 30, 1996, compared to $230,000 in the comparable period in fiscal 1995, due primarily to the expansion of the Company's iWORLD electronic daily newspaper located on the World-Wide Web and costs associated with list rentals.

Advertising, promotion and selling expenses. Advertising, promotion and selling expenses represent costs related to circulation and promotion, including direct mail, newsstand promotion and fulfillment expense, sales commissions, and advertising and marketing staff. In addition, advertising, promotion and selling expenses include the amortization of deferred promotion costs. Advertising, promotion and selling expenses for the nine months ended June 30, 1996, increased to approximately $7.1 million from $3.1 million for the comparable period in fiscal 1995. Of this increase, approximately $2.3 million was due primarily to circulation marketing efforts designed to increase the circulation of INTERNET WORLD magazine, including approximately $441,000 related to renewing existing subscriptions. In the nine months ended June 30, 1996, the Company incurred expenses of approximately $1.4 million promoting WEB WEEK and WEB DEVELOPER, compared to $27,000 for the same period in fiscal 1995. In addition, increased advertising revenues resulted in an increase in sales commissions paid to the Company's sales representatives of approximately $313,000.

General and administrative expenses. General and administrative expenses include salaries, depreciation, telecommunications, insurance and professional fees. General and administrative expenses for the nine months ended June 30, 1996, increased 101% to approximately $5.2 million from $2.6 million for the comparable period in fiscal 1995. In addition to the other costs required to support current operations and the anticipated growth of the Company, approximately $878,000 of this increase was due to personnel costs, $890,000 was due to professional fees for trademarks and other matters, $336,000 was due to an increase in the provision for bad debts resulting from increased advertising revenues, and $100,000 was due to increased depreciation and amortization expense. The Company anticipates that future general and administrative expenses will increase in the aggregate, although such expenses are expected to decline as a percentage of revenue.

Interest income, net. Interest income, net for the nine months ended June 30, 1996, increased to approximately $750,000 from $127,000 for the comparable period in fiscal 1995, due to the investment of the net proceeds from the August 1995 public offering.

Liquidity and Capital Resources
- - -------------------------------

Since the beginning of fiscal 1994, the Company's primary sources of liquidity have been the proceeds from sales of assets, borrowing under lines of credit that have been repaid and its public offerings in February 1994 and August 1995. On February 18, 1994, the Company completed its initial public offering of 2,300,000 shares of common stock, realizing net proceeds, after offering expenses and underwriters' discount, of approximately $5.5 million. The net proceeds of the initial public offering were used in part for the repayment of notes payable, acquisitions of equipment, increases in various working capital accounts related to the Company's publications and for trade show production, with the remainder invested in cash and cash equivalents and short-term investments. On August 10, 1995, the Company completed a public offering in which the Company sold 1,000,000 shares of common stock, realizing net proceeds, after offering expenses and underwriters' discount, of approximately $15.2 million. At June 30, 1996, the Company had cash and cash equivalents of approximately $19.0 million, compared to $19.4 million at September 30, 1995. Operating activities for the nine months ended June 30, 1996, provided approximately $253,000 in cash, due primarily to changes in components of working capital, offset by a net loss of approximately $2.0 million for the period.

The Company's accounts receivable increased to approximately $6.8 million at June 30, 1996, from $2.3 million at September 30, 1995, primarily as a result of the growth in advertising revenues in the period and advance billings for exhibit space in future trade shows. Deferred magazine revenue increased to approximately $2.9 million at June 30, 1996, from approximately $2.1 million at September 30, 1995, reflecting growth in the subscription levels of the magazines. Deferred trade show revenue increased to $7.4 million at June 30, 1996, from $3.8 million at September 30, 1995, primarily as a function of exhibitor payments received and billings for participation in the Fall 1996 and Spring 1997 INTERNET WORLD trade shows. Accounts payable and accrued expenses increased approximately $2.0 million primarily as a result of expanded domestic and international trade show activity.

The Company had capital expenditures of approximately $697,000 for the nine months ended June 30, 1996. This was primarily due to an increase in computer equipment and software purchases required for the Company's general operating activities and its iWORLD World-Wide Web site. The Company anticipates that it will require a similar level of capital expenditures for the remainder of fiscal 1996 and for fiscal 1997. During the nine months ended June 30, 1996, the Company also incurred approximately $593,000 in expenditures to register its various trade names in the United States and throughout the world, and for Web site acquisitions.

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

                   Not Applicable

Item 3.            DEFAULTS UPON SENIOR SECURITIES

                   Not Applicable

Item 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            a) The Registrant's 1996 Annual Meeting of Stockholders (the "Annual Meeting") was held on March 13, 1996.

            b) Proxies were solicited by the Registrant's management pursuant to Regulation 14A under the Securities Exchange Act of 1934; there was no solicitation in opposition to management's nominees for director as listed in the proxy statement; and all of such nominees were elected for a one-year term.

            c) The following matters were voted upon at the Annual Meeting with the voting results as indicated:

                1. Proposal to approve the election of the individuals set forth below to the Board of Directors of the Registrant to serve until the 1997 Annual Meeting of Stockholders of the Registrant.

                   Nominee              Votes For  Votes Against  Votes Withheld
                   -------              ---------  -------------  --------------

                   Alan M. Meckler      6,334,486         -           4,050

                   Wayne A. Martino     6,299,386         -          39,150

                   Michael J. Davies    6,334,486         -           4,050

                   Walter H. Lippincott 6,334,486         -           4,050

                2. Proposal to authorize 26,000,000 additional shares of common stock of the Registrant.

                   Votes For     Votes Against     Abstain
                   ---------     -------------     -------

                   6,164,000        162,220         12,316

                3. Proposal to approve several amendments to the Registrant's
                   1995 Stock Option Plan regarding the automatic grant of options to non-employee directors pursuant to a non-discretionary formula.

                   Votes For     Votes Against      Abstain
                   ---------     -------------      -------

                   6,268,560         57,010          12,966

                4. Proposal to appoint Arthur Andersen LLP, independent
                   accountants, to act as auditors for the Registrant for the year ending September 30, 1996.

                   Votes For     Votes Against      Abstain
                   ---------     -------------      -------

                   6,337,636          200             700

                There were no broker non-votes in connection with any of the proposals listed above.

Item 5.            OTHER INFORMATION

                   Not Applicable

Item 6.            EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits
               11 - Statement Regarding Computation of Per Share Earnings (Loss) 27 - Financial Data Schedule

           (b) Reports on Form 8-K
               None

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                           MECKLERMEDIA CORPORATION






Dated:  August 9, 1996     /s/Alan M. Meckler
                         ---------------------------------------
                           Alan M. Meckler
                           Director, Chairman of the Board,
                           President and Chief Executive Officer
                           (Principal Executive Officer)






Dated: August 9, 1996      /s/Christopher S. Cardell
                         ---------------------------------------
                           Christopher S. Cardell
                           Senior Vice President and
                           Chief Financial Officer