Form 10KSB
period 1996-09-30
MECKLERMEDIA CORP
filed 1996-12-06
CIK 916759

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

(Mark One)
[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ending September 30, 1996.
[   ]  Transition report under Section 13 or 15(d) of the Securities Exchange
       Act of 1934 [No Fee Required] for the transition period from _________________ to _________________.

Commission file number:  0-23364

                            MECKLERMEDIA CORPORATION
                            ------------------------
                 (Name of small business issuer in its charter)

           DELAWARE                                     06-1385519
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

   20 Ketchum Street
  Westport, Connecticut                                   06880
---------------------------------                     --------------
 (Address of principal executive                        (Zip Code)
  officer)

Issuer's telephone number:  (203) 226-6967

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  Common Stock, $.01 Par
                                                       Value Per Share.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                               Yes [ X ]  No [    ]

Check if there if no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The Registrant's revenues for the most recent fiscal year were $30,594,000.

The aggregate market value of voting common stock held by non-affiliates of the Registrant as of November 29, 1996, based upon of the last sale price of such common stock on that date as reported by the NASDAQ National Market was $20 1/4. The number of shares of the Registrant's Common Stock outstanding as of November 29, 1996, was 8,492,909.

Documents Incorporated by Reference:

Portions of Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held in 1997 are incorporated by reference in Part III of this Report. Except as expressly incorporated by reference, Registrant's Proxy Statement shall not be deemed to be part of this Form 10-KSB.

Transitional Small Business Disclosure Format: Yes [     ]  No [ X ]

PART I

ITEM 1. BUSINESS
----------------

Introduction

The Company is a leading provider of information about the Internet through its
(i) publication of INTERNET WORLD, a monthly general circulation magazine, (ii) publication of WEB WEEK, a biweekly business-to-business controlled circulation newspaper, (iii) publication of WEB DEVELOPER, a bimonthly general circulation magazine for technical, hands-on Internet professionals, (iv) INTERNET WORLD trade shows and conferences, and (v) iWORLD, the Company's electronic daily newspaper for Internet news and resources located on the World-Wide Web. All of the Company's products and services relate to providing Internet information to business and information technology professionals, and consumers.

INTERNET WORLD is a leading magazine devoted exclusively to the Internet. INTERNET WORLD, launched in 1993, was the first magazine on the market exclusively edited for Internet users. INTERNET WORLD provides its audience of over 300,000 paid subscribers and newsstand buyers with information and analysis about trends and technologies shaping the Internet as well as key issues of fundamental importance to the community of Internet users. As part of its comprehensive coverage, INTERNET WORLD also presents profiles of the key companies, people, and products that impact the Internet's growth and development. The first newsstand issue of INTERNET WORLD, published in October 1993, had paid circulation of approximately 18,000 and contained 16 pages of paid advertising. The October 1995 issue of INTERNET WORLD had paid circulation of approximately 227,000 and contained 52 pages of paid advertising. The October 1996 issue of INTERNET WORLD had paid circulation of approximately 320,000 and contained 74 pages of paid advertising. INTERNET WORLD's appeal to advertisers is enhanced by an audit of its circulation performed by BPA International, one of two recognized independent circulation auditing agencies.

WEB WEEK, a controlled circulation newspaper focused on Web technology and business strategy, released its first issue in April 1995 as a monthly publication, and increased its frequency in April 1996 to biweekly. As a resource for covering the latest innovations for the Internet as well as Web technology for the Intranet, WEB WEEK reaches over 80,000 qualified Web professionals with news, product analysis, and information.

WEB DEVELOPER, a bimonthly general circulation magazine with approximately 25,000 paid subscribers and newsstand buyers, was first published in October 1995. WEB DEVELOPER is aimed at helping technical professionals and programmers build, design, optimize, and maintain leading Web sites and Web applications by providing them with in-depth tutorials, product testing and reviews, case studies, programming tips, and interviews.

The Company also develops and produces INTERNET WORLD trade shows and conferences for the Internet industry. Each trade show consists of seminars, tutorials and an exhibit hall in which organizations pay for exhibition space. The Company's principal trade shows are held in the fall and spring of each year on the east and west coasts of the United States, respectively. These events are among the largest trade shows devoted exclusively to the Internet and the World-Wide Web. The Company produced 17 and currently plans to produce 21 Internet-related shows and conferences in fiscal 1996 and 1997, respectively. Of the 21 shows planned for 1997, 17 are planned to be held outside of the United States and Canada.

In fiscal 1995, the Company determined that INTERNET WORLD magazine, as a result of its market position and its complementary trade shows, together with the growth, interest and visibility of the Internet, offered the greatest opportunity for future growth, and that the potential of the Company's products devoted to CD ROM technology, virtual reality and electronic books was more limited. As a result, the Company sold its magazines CD ROM WORLD and VR WORLD. In addition, the Company sold its COMPUTERS IN LIBRARIES magazine and related trade shows, INTERNET RESEARCH journal and CD ROM's IN PRINT and OPAC directories. The operations of unrelated assets sold, including those described in Note 10 to the Consolidated Financial Statements, accounted for 11.3% of the Company's revenues for fiscal 1995.

On August 22, 1995, the Company's Board of Directors approved a two-for-one split of the Company's common stock in the form of a 100% stock dividend for shareholders of record as of September 5, 1995, payable on September 19, 1995. A total of 4,184,438 shares of common stock were issued in connection with the stock split. All share and per share amounts, unless otherwise indicated, have been restated to retroactively reflect the stock split.

The Company's principal executive office is located at 20 Ketchum Street, Westport, Connecticut 06880, telephone: (203) 226-6967.

Internet and Intranets

The Internet. The Internet is a global collection of connected computers that allows commercial and professional organizations, educational institutions, government agencies, and consumers to communicate electronically, access and share information, and conduct business.

Intranets. An Intranet is an internal network that is not for public domain which utilizes Internet technology. Businesses use Intranets to enhance communications among employees, thus allowing them to access important information at their desktops. As security issues are resolved, Intranets may ultimately replace LANs (local area networks) and WANs (wide area networks) and simplify internal corporate communications. Based on these opportunities, many companies are focusing their business strategies on Intranet technologies.

Expansion of Internet Usage. Although the nature of the Internet makes a precise count impossible, according to Intelliquest, there were approximately 35 million Internet users in the United States as of July 1996, an increase of approximately 15 million users since July 1995. The continued increase in the use of the Internet has resulted from recent technological advances, including greater performance and capabilities of personal computers, improved browser software, availability of low-cost, high-speed modems, as well as increased business and consumer awareness of the potential advantages of the Internet. A growing number of employees within organizations have access to the Internet through their existing corporate networks. The Internet has emerged as a new low-cost, world-wide medium for business-to-business marketing and communication. Any business can now establish and maintain a global presence, and market and distribute its products and services electronically. According to Jupiter Communications, Inc., Internet-based advertising will increase from $300 million in 1996 to $5 billion by the year 2000. 0ther elements contributing to the expansion of the Internet include the proliferation of low cost access as a result of the rapid growth of Internet service providers including AT&T WorldNet, Earthlink, Netcom Inc., CompuServe, Inc., PSINet and UUNet Technologies, Inc.

Products and Services

The Company's products and services consist of the following:

MAGAZINES AND NEWSPAPER

INTERNET WORLD Magazine. INTERNET WORLD is a four-color magazine containing news concerning the Internet, expert commentary on the Internet, profiles of Internet users, examples of Internet applications and reviews of new World-Wide Web sites, software, databases, discussion groups and other new Internet-related products and services. The Company published one issue of INTERNET WORLD in fiscal 1993, eight issues in fiscal 1994, 11 issues in fiscal 1995 and 12 issues in fiscal 1996. The newsstand price currently is $4.95 per issue. The subscription rate varies from an introductory rate of $14.97 per year to a basic rate of $29.00 per year. The October 1996 issue of INTERNET WORLD had estimated paid newsstand circulation of approximately 60,000 and paid subscription circulation of approximately 260,000. This issue contained 74 pages of paid advertising.

For the October 1996 issue, INTERNET WORLD magazine's one-time, four-color advertising rate was $12,500 per page as compared to $10,000 per page for the October 1995 issue. INTERNET WORLD's appeal to advertisers is enhanced by an audit of its circulation performed by BPA, one of two recognized independent circulation auditing agencies. Effective with the January 1997 issue, INTERNET WORLD magazine will charge a one-time, four-color rate of $15,000 per page of advertising.

WEB WEEK Newspaper. In May 1995, the Company began publishing WEB WEEK, a controlled circulation business-to-business newspaper. A controlled circulation periodical generally is provided without charge to readers who qualify by meeting certain criteria established by the publisher and relies primarily on space advertising for revenues. WEB WEEK is targeted for the Web development community, including technical experts, company management and content developers who are involved in creating, financing and maintaining sites on the World-Wide Web. Effective with the first quarter of fiscal 1997, the Company distributes approximately 93,000 copies of WEB WEEK per issue and has approximately 80,000 qualified subscribers. WEB WEEK includes information pertaining to technology infrastructure, strategy and content. The Company believes that WEB WEEK appeals to advertisers that supply sophisticated World-Wide Web products and services. Although WEB WEEK currently is published biweekly, the Company presently anticipates publishing WEB WEEK weekly within the next twelve months. WEB WEEK charges a one-time, four-color rate of $6,900 per page for advertising with the rate increasing to $9,100 with the January 6, 1997 issue. The September 9, 1996 issue contained approximately 32 pages of paid advertising.

WEB DEVELOPER Magazine. In October 1995, the Company began publishing WEB DEVELOPER, a bimonthly general circulation magazine for technical, hands-on Internet professionals. The Company published five issues in fiscal 1996 and has plans to publish seven issues in fiscal 1997. The newsstand price currently is $5.95 per issue. The subscription rate varies from an introductory rate of $19.97 per year to a basic rate of $29.00 per year. The September/October 1996 issue of WEB DEVELOPER had estimated paid newsstand circulation of approximately 9,500 and paid subscription circulation of approximately 15,000. This issue contained approximately 27 pages of paid advertising. WEB DEVELOPER charges a one-time, four color rate of $4,435 per page for advertising.

TRADE SHOWS

INTERNET WORLD Trade Shows. The Company produces INTERNET WORLD trade shows for the Internet industry. Each trade show consists of seminars and tutorials and an exhibit hall in which organizations pay for exhibition space. The Company's principal trade shows are held in the fall and spring of each year on the east and west coasts of the United States, respectively. By offering both print and online publications, and trade shows devoted to the Internet, the Company facilitates cross-marketing among its lines of business.

The Company has experienced significant growth in its Fall and Spring INTERNET WORLD trade shows. At the Spring 1995 INTERNET WORLD trade show, there were 27,000 individuals attending and the Company sold, in the aggregate, 41,000 square feet of exhibit space. The Company's most recent Spring INTERNET WORLD trade show held in San Jose, California in April 1996 was attended by approximately 35,000 individuals. In addition, approximately 350 companies paid, in the aggregate, for 120,000 square feet of exhibit space. The Company already has under contract approximately 235,000 square feet of exhibition space for its Fall 1996 INTERNET WORLD trade show and 240,000 square feet for its Spring 1997 INTERNET WORLD trade show.

The Company charges an admission fee ranging from $10 to $25 for individuals attending the exhibit hall of its trade shows. To encourage attendance, the Company offers complimentary passes to a large number of potential attendees. As a result, the majority of attendees enter the exhibit hall free of charge.

The following table sets forth certain information regarding the Company's current schedule of planned Internet-related trade shows and seminars.

                                                           Year
Name of Show                    Location                Introduced
------------                    --------                ----------


FALL INTERNET WORLD         New York, New York              1993


SPRING INTERNET WORLD       Los Angeles, California         1994


INTERNET WORLD SUMMER       Chicago, Illinois               1997


INTERNET WORLD CANADA       Toronto, Canada                 1996


INTERNET WORLD ASIA         Kuala Lumpur, Malaysia          1996


INTERNET WORLD AUSTRALIA    Sydney, Australia               1995


INTERNET WORLD BRAZIL       Sao Paulo, Brazil               1996
                            Rio de Janeiro, Brazil          1996

INTERNET WORLD JAPAN        Tokyo, Japan                    1996


INTERNET WORLD KOREA        Seoul, Korea                    1996


INTERNET WORLD MEXICO       Mexico City, Mexico             1996


INTERNET WORLD BERLIN       Berlin, Germany                 1997


INTERNET WORLD PHILIPPINES  Manila, Philippines             1996


INTERNET WORLD MONTERREY    Monterrey, Mexico               1996

INTERNET WORLD INTERNATIONAL
@SINGAPORE                  Singapore                       1997


INTERNET WORLD ARGENTINA    Buenos Aires, Argentina         1997


INTERNET WORLD UK SPRING    London, England                 1997

INTERNET WORLD SHANGHAI,
CHINA                       Shanghai, China                 1997


INTERNET WORLD ISRAEL       Jerusalem, Israel               1997


INTERNET WORLD PORTUGAL     Lisbon, Portugal                1997


INTERNET WORLD HONG KONG    Hong Kong                       1997


INTERNET WORLD COLOMBIA     Bogota, Colombia                1997


WEB SITE

iWORLD. In December 1994, the Company introduced iWORLD, a World-Wide Web site that contains the latest news and resources for the Internet industry, directories of Internet products and services, back issues of the Company's print publications, and information about the Company's INTERNET WORLD trade shows and conferences. The Company charges a fee for advertising space on iWORLD. The Company promotes iWORLD in its publications and users can order the Company's publications and register for its trade shows.

Strategy

The Company's strategy is to expand and capitalize on its position as a leading provider of information about the Internet. The Company's strategy includes the following:

Expand Circulation. To increase INTERNET WORLD magazine's circulation, the Company primarily relies on direct mail, supplemented by space advertising and cross-promotion at its trade shows and through its Web site, iWORLD. In addition, the Company works with its distributors to increase the number of newsstands, bookstores and retail outlets that sell INTERNET WORLD magazine. INTERNET WORLD magazine has expanded its paid circulation from approximately

227,000 for the October 1995 issue to approximately 320,000 for the October 1996 issue. The Company intends to continue to devote substantial resources to expanding circulation.

Leverage the INTERNET WORLD Brand. The Company intends to leverage the success and recognition of its INTERNET WORLD brand to cross-promote its existing publications, trade shows, and its World-Wide Web site, iWORLD.

Develop New Products and Services. The Company plans to develop new products and services to expand its presence among Internet users. In fiscal 1995, the Company introduced iWORLD, launched in December 1994, and WEB WEEK newspaper, launched in April 1995. In fiscal 1996, the Company introduced WEB DEVELOPER magazine, launched in October 1995. In April 1996, the Company increased the frequency of WEB WEEK to biweekly. In October 1996, the Company announced its plans to publish INTERNET SHOPPER magazine by March 1997. In addition, in November 1996, the Company announced its plans to produce a new trade show, INTERNET WORLD SUMMER, in Chicago, Illinois, in July 1997. There can be no assurance that any new products and services, if introduced, will be successful. The Company may acquire complementary products or businesses as opportunities for such acquisitions arise.

Expand Internationally. The Company's global presence includes licensed editions of its publications throughout Europe, South America, Asia, Australia, and the Middle East. These licensed editions include English, Spanish,
Portuguese  and Japanese language versions.   Since the beginning of fiscal
1995, the Company has announced its plans to produce 17 new INTERNET WORLD trade shows throughout Europe, South America, Asia, Australia and the Middle East.

Sales and Marketing

The Company offers providers of goods and services in the Internet industry three types of advertising media consisting of periodicals, trade shows and a World-Wide Web site. The Company's marketing strategy relies heavily on cross-promotion using several approaches, including promoting its publications and World-Wide Web site at trade shows, advertising its trade shows in its publications and World-Wide Web site, and promoting both its trade shows and publications on its World-Wide Web site. The Company offers discount packages for customers purchasing advertising space in its publications and exhibition space at its trade shows. Similarly, attendees at Company trade shows are offered discount subscriptions to the Company's publications. The Company mails brochures describing its INTERNET WORLD trade shows to subscribers receiving its magazines and newspaper. The Company also uses advertising in its magazines and newspaper, and trade show registration brochures to attract new subscribers.

The Company typically solicits new subscriptions through direct mail campaigns targeted at subscribers of similar publications or purchasers of related products and services. The Company's direct mail lists are generally rented from mailing list rental firms or product or service vendors. The Company also continuously attempts to renew existing subscribers through direct mail. Periodicals are generally marketed as either paid circulation periodicals or controlled circulation periodicals. A paid circulation periodical is purchased by the reader, either by subscription or at the newsstand. A controlled circulation periodical is generally provided without charge to readers who meet certain criteria established by the publisher and relies exclusively on advertisers in order to generate revenues. INTERNET WORLD and WEB DEVELOPER are paid circulation magazines and WEB WEEK is a controlled circulation newspaper.

The Company's advertising, exhibition space sales and promotional activities are performed by a 45-person staff consisting of 43 employees and 2 independent sales representatives. The 2 independent sales representatives do not perform marketing activities for any products that compete with the Company's products. The Company's in-house sales staff is located in Connecticut, California, Massachusetts, New York and the United Kingdom. Advertising sales presentations are made both to marketing staffs within client organizations and to the advertising agencies advising prospective advertisers. The Company's published advertising rates for its general circulation magazines are based on paid circulation and include discounts for multiple insertions. The Company's published advertising rates for WEB WEEK, its controlled circulation newspaper, are based on qualified circulation and include discounts for multiple insertions. Advertising agreements for the Company's general circulation magazines and controlled circulation newspaper generally commit the advertiser to place from one to 12 pages of advertisements within a 12-month period.

Production and Distribution

Publications. The Company's publications are designed and edited by a combination of in-house staff and freelance writers. These publications are laid out on the Company's desktop publishing system which combines editorial material with advertising space. Editorial and advertising material is then shipped in electronic form to printers for production and distribution. The printer labels and mails the Company's publications to subscribers in accordance with subscriber lists maintained by a fulfillment house. In November 1994, the Company signed a three-year contract with R.R. Donnelley & Sons Company ("R.R. Donnelley") to print its general circulation magazine, INTERNET WORLD. In November 1995, the contract with R.R. Donnelley was amended to include WEB WEEK and WEB DEVELOPER. The Company has a newsstand distribution agreement (the "Kable Agreement") with Kable News Company, Inc. ("Kable") pursuant to which Kable has the exclusive right, subject to certain exceptions, to distribute the Company's existing general circulation magazines and a first option to distribute any of the Company's other current and future publications on such terms as Kable and the Company may agree. Kable pays to the Company approximately one-half the cover price for magazines it distributes, less credit for copies returned to Kable by its customers. Kable has agreed to permit distribution of the Company's general circulation magazines by another distributor, International Periodical Distributors ("IPD"), in areas where Kable or its wholesale customers are unable to provide service. The number of copies and frequency of publication of each general circulation magazine are subject to the mutual agreement of the Company and Kable, and any change in cover price is subject to Kable's prior approval. The Kable Agreement expires in 1998, subject to automatic renewal for subsequent five-year terms, unless either party gives notice of termination. IPD distributes the Company's general circulation magazines to certain retail outlets in the United States and Canada that do not overlap with Kable's distribution. This agreement expires on August 31, 1997, subject to automatic renewal. IPD purchases magazines for distribution for approximately one-half the cover price, less credit for copies returned to IPD by its customers. The Company uses Communications Data Services, Inc. for fulfillment of its general circulation magazine subscriptions. The Company has an agreement with Omeda Communications, Inc. for fulfillment of its controlled circulation newspaper. The Company has also retained the right to sell directly to individual subscribers at regular subscription rates.

Trade Shows. Trade shows consist of an exhibition hall and seminar programs. The Company retains seminar speakers on a show-by-show basis, with or without fees as the Company deems necessary or appropriate. The Company contracts with hotels and/or convention centers for meeting rooms and exhibition space. Fees for such space are negotiated based on the amount of space required, guaranteed hotel bookings and the length of the show. The Company typically contracts for facilities for trade shows at least a year in advance. The Company co-promotes its international trade shows together with experienced trade show promoters in the various locations where the trade shows are held.

Web Site. iWORLD, the Company's daily electronic newspaper for Internet news and resources located on the World-Wide Web, is designed and edited by a combination of in-house staff and freelance writers. The editorial content and advertising space, which are maintained on the Company's in-house servers, are updated on a daily basis.

Sales of Assets

On November 11, 1994, the Company sold CD ROM World to PC World Communications, Inc. ("PC World") for $110,000 cash and assumption of the deferred subscription liabilities of approximately $260,000. In addition, the Company received proceeds in the form of advertising space and subscription list usage, and an option exercisable by either the Company or PC World during certain specified periods commencing in September 1997 and ending in January 2001, which requires PC World to pay the Company an amount equal to 40% of the pretax income, for the year for which the option is exercised, of PC World's Multimedia World magazine or any successor publication, less $110,000 (the "Option Amount"). The January 1995 issue of CD ROM World was the last issue the Company published. In connection with this sale, the Company has agreed, for a period ending two years after the payment of the Option Amount, not to publish, market or distribute any subscription publication of which the principal subject matter is computer multimedia. The Company recognized a gain of $241,000 on the sale based on the cash proceeds and deferred subscription liability assumed by PC World. No value has been ascribed to the advertising space and subscription list usage and income, if any, from the Option Amount will be recorded when received. CD ROM World's revenues, costs of sales and direct costs, and advertising and promotion expenses were approximately $925,000, $486,000 and $225,000, respectively, for fiscal 1995.

On January 31, 1995, the Company sold the publishing rights to a directory known as the OPAC Directory to Learned Information, Inc. for $8,000 and a short-term note receivable of $8,000. The Company recognized a gain of $7,000 on the sale.

On February 8, 1995, the Company sold its journal INTERNET RESEARCH to MCB University Press for $100,000 and the assumption of INTERNET RESEARCH's deferred subscription liabilities of approximately $33,000. The Company recognized a gain of $133,000 on the sale.

On February 16, 1995, the Company sold its magazine COMPUTERS IN LIBRARIES and rights to its trade show of the same name to Learned Information, Inc. for $200,000, a non-interest bearing note receivable of $675,000 to be collected over three years and the assumption of COMPUTERS IN LIBRARIES' deferred subscription liabilities of approximately $180,000. The non-interest bearing note receivable has been discounted at 9.0%. The Company recognized a gain of $950,000 on the sale. COMPUTERS IN LIBRARIES magazine and trade show had revenues, costs of sales and direct costs, and advertising and promotion expenses of approximately $540,000, $351,000 and $46,000, respectively, for fiscal 1995.

On May 18, 1995, the Company sold its publishing rights to CD ROMS IN PRINT to Gale Research, a division of Thomson Information, Inc. for $278,000. The Company recognized no material gain or loss on the sale for the year ended September 30, 1995.

On June 26, 1995, the Company sold its magazine VR WORLD to Miller Freeman, Inc. in exchange for Miller Freeman, Inc. assuming the VR WORLD deferred subscription liabilities of approximately $53,000. The Company recognized a gain of $11,000 on the sale for the year ended September 30, 1995.

Backlog

At September 30, 1996, the Company had a backlog of approximately $17.2 million as compared to backlog of approximately $7.5 million at September 30, 1995. The Company anticipates that the majority of its backlog at September 30, 1996 will be recognized as revenue in the next 12 months. This backlog consisted of prepayments for trade show and seminar registration and exhibition space, subscriptions for its general circulation magazines and newspaper, and commitments for advertising in the Company's publications. Orders for advertisements are generally cancelable without penalty. The Company's backlog at any particular date may not be indicative of the Company's actual revenues for any succeeding fiscal period.

Competition

The market for Internet-related products and services is extremely competitive. The Company's magazines INTERNET WORLD and WEB DEVELOPER and its newspaper WEB WEEK compete for readers and advertising market share with numerous magazines and newspapers, including general circulation and controlled circulation Internet and personal computer magazines, and with non-print media such as television, radio and cable. The Company competes directly with no fewer than 31 magazines and newspapers, and indirectly with numerous other information technology publications. The Company's trade shows compete for exhibitors and attendees with trade shows organized by Digital Consulting, Inc., International Data Group, Softbank Comdex, Softbank Exposition and Conference Company, Gartner Group, Inc., and to a lesser extent, numerous other technology-related trade shows, including personal computer and computer network-related shows. Some of the Company's trade show competitors are affiliated with major publishers of technology-related books and magazines. As the number of Internet users has increased dramatically, major magazine publishers, including CMP Media Inc., International Data Group and Ziff-Davis Publishing Company, have recently begun to publish or have announced plans to publish magazines, newspapers and other periodicals devoted to the Internet. Such competitors have substantially greater financial, sales and marketing resources than the Company. As an online publisher for the Internet industry, the Company's iWORLD Web site competes with numerous other Web sites. There can be no assurance that the Company will not face new or increased competition in its markets. Increased competition could result in significant reductions in the average selling price of the Company's publications, advertising rates and services. In addition, competition could result in increased advertising and promotion expenses which could adversely affect the Company's results of operations.

Trademarks and Copyrights

The Company registers each of its publications with the United States Copyright Office. The Company's trademarks or service marks on the Principal Register of the United States Patent and Trademark Office (the "PTO") include "MECKLERMEDIA" and "MECKLER", and it has pending United States trademark applications for the names "MECKLERMEDIA", "INTERNET WORLD", "WEB WEEK", "WEB DEVELOPER", "WEB INTERACTIVE", "INTERNET SHOPPER", "INTERNET SHOPPER WORLD", "iWORLD", "IW LABS", "WW LABS", "INTERNET ADVERTISING REPORT", "WEBADVERTISER", "INTERNET RESELLER", "INTERNET RESELLER NEWS", "INTRANET WORLD", "INTRANET WORLD", "INFOCACHE, "ISP WORLD", "WORLD WIDE WEB WEEK", "NET DAY", "THE LIST", "BROWSERWATCH", "WEB POINTER", "ISDEX", "VR WORLD" , "VIRTUAL REALITY

WORLD", "WHERE THE INTERNET COMES ALIVE" and "WHERE THE INTERNET MEANS BUSINESS". The Company has registered certain of its magazines and trade show titles on the Supplemental Register of the PTO, which confers more limited rights, beyond those available at common law, than does the Principal Register. The Company has pending trademark applications for certain of these names in various countries around the world. The Company has no patents, franchises or concessions.

Regulation

The Company distributes its publications through the United States Postal System, and is subject to regulations concerning the use of the mails, including rate regulations.

Employees

As of September 30, 1996, the Company had 133 full-time employees, including 43 in marketing and circulation, 36 in editorial, 36 in administration and finance and 18 in trade show operations and registrations. The Company is not party to any collective bargaining agreement and has never experienced a work stoppage, slowdown or strike. The Company believes that it maintains good employee relations.

ITEM 2. DESCRIPTION OF PROPERTY
-------------------------------

The Company's principal executive offices are located in Westport, Connecticut, where it leases an 18,699 square foot facility. The lease provides for monthly rental payments of $11,687 (plus certain taxes and other landlord charges), subject to annual increases, and expires on December 31, 1999. In addition, the Company leases approximately 4,600 square feet in New York, New York. The lease provides for monthly payments of $7,500 which expires November 30, 2001. The Company also leases 3,790 square feet of space in Burlingame, California with monthly lease payments of $7,179 which expires December 31, 2000, and 4,750 square feet of space in Wellesley, Massachusetts with monthly lease payments of $6,008 which expires November 30, 2001. Mecklermedia UK leases a 1,550 square foot facility in London, England at an approximate monthly rate of (Pounds)1,485 (approximately $2,324 at the exchange rate in effect on September 30, 1996) plus certain taxes and other landlord's charges. The London lease expires on September 24, 2000, with an option to vacate in September 1997. The rent due under the London lease may be increased or maintained (but not decreased) at the end of the fifth year. If the parties are unable to agree upon an adjustment of the rent at that time, then either party may require that the issue be referred to a valuer, whose determination will be binding on both parties. The lease also provides that any adjusted rent may not be lower than the original rent. The Company believes that these facilities will be adequate to meet its needs through fiscal 1997.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

The Company is not a party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

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

             There were no broker non-votes in connection with any of proposals listed above.

PART II
-------

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
----------------------------------------------------------------

The Common Stock of the Company began trading publicly on the NASDAQ Small Cap Market on February 18, 1994, under the symbol "MECK." Prior to that date, there was no public market for the Common Stock. The Common Stock has been traded on the NASDAQ National Market under the same symbol since August 4, 1995. On September 19, 1995, the Company paid a 100% stock dividend splitting the Common Stock two for one. The following table sets forth for the periods indicated the high and low sale prices of the Common Stock adjusted for the stock split.

     Fiscal 1996                          High          Low
     -----------                          ----          ---

1st Quarter                               $ 18 1/2      $  10 7/8
2nd Quarter                                 16              8 1/2
3rd Quarter                                 24 1/2         11 1/4
4th Quarter                                 21 3/4         14 1/2

     Fiscal 1995
     -----------

1st Quarter                               $  3 15/16    $   2 1/8
2nd Quarter                                  5 13/16        2 5/8
3rd Quarter                                 19 1/8          5 3/4
4th Quarter (through August 3, 1995)        18 7/8         16
NASDAQ National Market
----------------------
4th Quarter (beginning August 4, 1995)      24 3/8         15

On September 30, 1996, the last sale price of the Common Stock was $18 per share. As of November 29, 1996, there were 45 holders of record of Common Stock and, to the Company's knowledge, approximately 1,200 beneficial holders of Common Stock.

DIVIDEND POLICY

The Company has never declared or paid a cash dividend and does not anticipate doing so in the foreseeable future. The Company expects to retain earnings to finance the expansion and development of its business.

RECENT SALES OF UNREGISTERED SECURITIES

For the fiscal year ended September 30, 1996, the Company did not make any sales of securities which were not registered under the Securities Act of 1933.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

Introduction
------------

Since 1993, the Company has focused its efforts toward the Internet, launching INTERNET WORLD magazine in August 1993. The Company launched its INTERNET WORLD trade shows in 1994. In addition, the Company added its WEB WEEK newspaper and iWORLD World-Wide Web site in 1995, and in October 1995, launched the magazine WEB DEVELOPER.

The Company derives its revenues from subscription sales and newsstand circulation of its magazines, the sale of paid advertising for its magazines and newspaper, fees charged for exhibition space, seminars and ancillary services at its trade shows, subscriber list rentals, advertising and other revenues from iWORLD, the Company's World-Wide Web site, and royalties from publishing licensing arrangements. Magazine and newspaper revenues from the sale of advertising for any issue are recognized at the time the issue is circulated. All newsstand magazines are sold on a returnable basis and the Company typically receives approximately 50% of the cover price from the distributor for copies sold. Newsstand revenues are recognized based on the estimated net sales of the issue at the time of distribution, adjusted for prior periods. Historically, adjustments have not been material. Subscriptions are prepaid and deferred subscription liabilities are recorded at the time of payment. Subscription revenues are recognized over the life of the subscription. Trade show revenues derived from registration fees and exhibition space sales and ancillary services are recognized at the time of the show. Trade show exhibition space sales are contracted as far as one year in advance of the show. Companies that exhibit at trade shows pay on the basis of the space that their exhibit occupies.

Since fiscal 1995, the Company has experienced significant increases in both revenues and expenses. The primary contributors to the Company's revenue growth during this period were increased circulation and paid advertising for its INTERNET WORLD magazine, increased paid advertising for WEB WEEK newspaper and increased attendance and exhibition space sales for INTERNET WORLD trade shows and seminars. Increased expenses during this period were primarily attributable to higher levels of advertising, promotion and selling, and general and administrative expenses. As part of advertising, promotion, and selling expenses, the Company defers realizable promotion costs on most direct mail promotions for its general circulation magazines. These costs are amortized over the periods of the subscriptions generated from these promotions not to exceed one year. The Company anticipates that it will continue to incur significant advertising, promotion and selling expense which may adversely affect the Company's results of operations.

Results of Operations
---------------------

Revenues. Revenues for the year ended September 30, 1996, increased 111% to approximately $30.6 million from $14.5 million for the comparable period in fiscal 1995. Of this $16.1 million increase, approximately $7.4 million was a result of greater revenues from magazines and newspaper, including approximately $5.7 million related to INTERNET WORLD, $2.4 million related to WEB WEEK and $735,000 related to WEB DEVELOPER, offset by the reduction of approximately $1.3 million in revenues from publications divested by the Company. Advertising revenue for INTERNET WORLD increased to approximately $6.5 million for the year ended September 30, 1996, from approximately $2.4 million for the comparable period in fiscal 1995 due to increased advertising volume and increased advertising prices resulting from higher circulation. Circulation revenue increased for INTERNET WORLD to approximately $5.3 million from approximately $3.8 million for the comparable fiscal 1995 period. The increase in circulation revenue reflects the growth in paid circulation which was approximately 320,000 for the October 1996 issue of INTERNET WORLD compared to approximately 227,000 for the October 1995 issue. This increase in paid circulation resulted from responses to direct mail subscription promotions and increased level of single copy sales from newsstands. Trade show revenues for the year ended September 30, 1996, of approximately $12.7 million increased by approximately $7.4 million, or 141%, from the comparable period in fiscal 1995. This increase was due primarily to the increase in exhibition space sales and registrations related to Fall 1995 INTERNET WORLD, which had paid exhibition space of approximately 60,000 square feet compared to 16,500 square feet for Fall 1994 INTERNET WORLD, an increase of 264%, and the increase in exhibition sales and registrations for Spring 1996 INTERNET WORLD, which had paid exhibition space of approximately 120,000 square feet compared to 40,000 square feet for Spring 1995 INTERNET WORLD, an increase of 200%. In addition, the Company's INTERNET WORLD Canada, INTERNET WORLD Home & Office Expo, WEB INTERACTIVE and WEB DEVELOPER trade shows, all of which were new in Fiscal 1996, contributed to the increase in trade show revenues, offset by the sale of the COMPUTERS IN LIBRARIES trade show and the cancellation of the VR WORLD trade show. Other revenues increased to approximately $2.4 million for the year ended September 30, 1996, from $1.1 million in the comparable period in fiscal 1995, due primarily to the continued development and marketing of subscriber lists for rental, advertising and other revenues from iWORLD, the Company's electronic daily newspaper located on the World-Wide Web, and royalties from publishing licensing arrangements.

In November 1994, the Company sold CD ROM WORLD. The January 1995 issue of CD ROM WORLD was the last published by the Company. Revenues for CD ROM WORLD for the year ended September 30, 1995, were approximately $925,000. In February 1995 the Company also sold its COMPUTERS IN LIBRARIES magazine and related trade show and INTERNET RESEARCH journal which together accounted for revenues of approximately $550,000 for fiscal 1995. In addition, the directories CD ROMS IN PRINT, BUSINESS AND LEGAL CD ROMS IN PRINT and GAMES AND ENTERTAINMENT ON CD ROM, and the magazine VR WORLD were sold in fiscal 1995.

Cost of sales and direct costs. Cost of sales and direct costs include the costs associated with editing, producing and distributing the Company's publications and costs associated with producing its trade shows. Cost of sales and direct costs for the year ended September 30, 1996, increased to approximately $18.6 million from $8.9 million for the comparable period in fiscal 1995. Magazine and newspaper cost of sales and direct costs increased by approximately $4.8 million for the year ended September 30, 1996, from the comparable period for fiscal 1995. This increase was primarily attributable to the higher print orders of INTERNET WORLD magazine which were raised to fulfill a higher level of subscription and newsstand sales, and for direct mail promotions. In fiscal 1996, the print order for INTERNET WORLD totaled approximately 6.4 million copies, a 2.3 million copy increase over the 4.1 million copies for fiscal 1995. The cost of sales and direct costs associated with magazines and newspaper increased from approximately 62% to 63% of magazines and newspaper revenue from fiscal 1995 to fiscal 1996. This percentage increase is a function of the higher costs associated with the recent launch of WEB DEVELOPER and the increase in publication frequency of WEB WEEK from monthly to biweekly, offset by increased revenues received for INTERNET WORLD for advertising and circulation. Gross profit after cost of sales and direct costs for magazines and newspaper for the year ended September 30, 1996, increased 85% to approximately $5.7 million from $3.1 million for the comparable period in fiscal 1995. Trade show cost of sales and direct costs for the year ended September 30, 1996, increased by approximately $4.3 million to $7.9 million from the comparable period in fiscal 1995. The increase was primarily due to the expansion of both Fall 1995 INTERNET WORLD and Spring 1996 INTERNET WORLD, and the introduction of INTERNET WORLD Canada, INTERNET WORLD Home & Office Expo, WEB INTERACTIVE and WEB DEVELOPER trade shows, all of which were new in fiscal 1996. In addition, the costs associated with producing the Company's December 1995 VR WORLD trade show and in canceling the Company's future VR WORLD trade shows contributed to the increase in cost of sales and direct costs over the comparable period in fiscal 1995. Gross profit after cost of sales and direct costs for trade shows for the year ended September 30, 1996, increased $3.2 million to approximately $4.9 million from $1.7 million for the comparable period in fiscal 1995. The cost of sales and direct costs associated with trade shows decreased from 67% to 62% of trade show revenue. This percentage decrease is primarily attributable to the efficiencies of the larger Fall and Spring INTERNET WORLD shows. Cost of sales and direct costs for other revenues increased to $1.0 million for the year ended September 30, 1996, compared to $313,000 in the comparable period in fiscal 1995, due primarily to the expansion of the Company's iWORLD electronic daily newspaper located on the World-Wide Web and costs associated with list rentals.

Advertising, promotion and selling expenses. Advertising, promotion and selling expenses represent costs related to circulation and promotion, including direct mail, newsstand promotion and fulfillment expense, sales commissions, and advertising and marketing staff. In addition, advertising, promotion and selling expenses include the amortization of deferred promotion costs. Advertising, promotion and selling expenses for the year ended September 30, 1996, increased to approximately $9.9 million from $4.9 million for the comparable period in fiscal 1995. Of this increase, approximately $4.1 million was due primarily to circulation marketing efforts designed to increase the circulation of INTERNET WORLD magazine, including approximately $464,000 related to renewing existing subscriptions. For the year ended September 30, 1996, the Company incurred expenses of approximately $2.1 million promoting WEB WEEK and WEB DEVELOPER, compared to $159,000 for the same period in fiscal 1995. In addition, increased advertising revenues resulted in an increase in sales commissions paid to the Company's sales representatives of approximately $346,000.

General and administrative expenses. General and administrative expenses include salaries, depreciation, telecommunications, insurance and professional fees. General and administrative expenses for the year ended September 30, 1996, increased 91% to approximately $6.8 million from $3.6 million for the comparable period in fiscal 1995. The increase related to costs required to support current and anticipated growth of the Company. Approximately $1.2 million of this increase was due to personnel costs, $1.0 million was due to professional fees for trademarks and other matters, $269,000 was due to increased depreciation and amortization expense, and $158,000 was due to an increase in the provision for bad debts resulting from increased advertising revenues. The Company anticipates that future general and administrative expenses will increase in the aggregate, although such expenses are expected to decline as a percentage of revenue.

Interest income, net. Interest income, net for the year ended September 30, 1996, increased to approximately $1.0 million from $299,000 for the comparable period in fiscal 1995, due to the investment of the net proceeds from the August 1995 public offering.

Operating loss. The operating loss for the year ended September 30, 1996, increased to approximately $4.7 million from $2.9 million for fiscal 1995. The increase in the operating loss was caused by the advertising, promotion and selling expenses increasing 101% to $9.9 million in fiscal 1996 from $4.9 million in fiscal 1995 and general and administrative expenses rising 91% to $6.8 million in fiscal 1996 from $3.6 million in fiscal 1995. The advertising, promotion and selling expense increase was primarily a result of the circulation promotion programs which were implemented to grow both the paid circulation of INTERNET WORLD and the qualified controlled circulation of WEB WEEK, and as a result of sales commissions resulting from greater advertising revenues. The paid circulation of INTERNET WORLD increased 41% from 227,000 for the October 1995 issue to approximately 320,000 for the October 1996 issue. General and administrative expense increased as a result of staff additions and related costs to support the anticipated revenue growth of the Company.

United Kingdom operations. Mecklermedia Limited ("Mecklermedia UK") is a London based subsidiary of the Company. Revenues for Mecklermedia UK increased from approximately $397,000 in fiscal 1995 to $432,000 in fiscal 1996, primarily as a result of higher trade show revenues. Mecklermedia UK incurred losses from operations of approximately $130,000 and $489,000, and net losses of $130,000 and $444,000 for the years ended September 30, 1996 and 1995 respectively. The losses were partly due to the Company's efforts to increase the circulation of the Company's magazines in the United Kingdom and Europe, and to maintain a presence to facilitate the development of new trade shows outside of the United States.

Net loss. As discussed above, the Company's net loss resulted primarily from the investments made in the circulation development programs for INTERNET WORLD and WEB WEEK as well as investments in the staff added to support the anticipated revenue growth of the Company. However, no assurance can be given that either the anticipated revenue growth or improvement in fiscal 1997 results will occur.


Liquidity and Capital Resources
-------------------------------

Since the beginning of fiscal 1994, the Company's primary sources of liquidity have been the proceeds from sales of assets, borrowing under lines of credit that have been repaid and its public offerings in February 1994 and August 1995. On February 18, 1994, the Company completed its initial public offering of 2,300,000 shares of common stock, realizing net proceeds, after offering expenses and underwriters' discount, of approximately $5.5 million. The net proceeds of the initial public offering were used in part for the repayment of notes payable, acquisitions of equipment, increases in various working capital accounts related to the Company's publications and for trade show production, with the remainder invested in cash and cash equivalents and short-term investments. On August 10, 1995, the Company completed a public offering in which the Company sold 1,000,000 shares of common stock, realizing net proceeds, after offering expenses and underwriters' discount, of approximately $15.2 million. At September 30, 1996, the Company had cash and cash equivalents of approximately $19.9 million, compared to $19.4 million at September 30, 1995. Operating activities for the year ended September 30, 1996, provided approximately $2.3 million in cash, due primarily to changes in components of working capital, offset by a net loss of approximately $3.9 million for the period.

The Company's accounts receivable increased to approximately $7.3 million at September 30, 1996, from $2.3 million at September 30, 1995, primarily as a result of the growth in advertising revenues in the period and advance billings for exhibit space in future trade shows. Deferred magazine revenue increased to approximately $2.9 million at September 30, 1996, from approximately $2.1 million at September 30, 1995, reflecting growth in the subscription levels of the magazines. Deferred trade show revenue increased to $12.1 million at September 30, 1996, from $3.8 million at September 30, 1995, primarily as a function of exhibitor payments received and billings for participation in the Fall 1996 and Spring 1997 INTERNET WORLD trade shows. Accounts payable and accrued expenses increased approximately $2.4 million primarily as a result of expanded domestic and international trade show activity.

The Company had capital expenditures of approximately $1.0 million for the year ended September 30, 1996. This was primarily due to an increase in computer equipment and software purchases required for the Company's general operating activities and its iWORLD World-Wide Web site. The Company anticipates that it will require a similar level of capital expenditures for fiscal 1997. During the year ended September 30, 1996, the Company also incurred approximately $1.5 million in expenditures to register its various trade names in the United States and throughout the world, and for trade show and Web site acquisitions.

The Company believes that funds available will be sufficient to meet its obligations and its anticipated capital requirements for the foreseeable future.

Income Tax Matters
------------------

The Company's provision for income taxes for fiscal 1996 and 1995 is for foreign income taxes and for state capital taxes. There is no net provision for federal income taxes. At September 30, 1996 and 1995, the Company had future U.S. federal and state income tax benefits of approximately $3.4 million and $1.1 million, respectively, which are primarily attributable to net operating losses, the excess of amortization of intangibles for financial reporting purposes over income tax purposes, reserves recorded for financial reporting purposes and inventory capitalization for income tax purposes. Valuation allowances of $3.4 million and $1.1 million have been provided for at September 30, 1996 and 1995 respectively.

At September 30, 1996 and 1995 Mecklermedia UK had future United Kingdom income tax benefits of approximately $566,000 and $528,000, for which valuation allowances have been fully provided.

Inflation
---------

Management does not believe that inflation has a material impact on the Company's results of operations. Management believes that it will be able to increase prices to keep pace with inflationary increases in costs without a significant decline in revenues.

ITEM 7. FINANCIAL STATEMENTS
----------------------------




                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                      Page
                                                                     ------

Report of Independent Public Accountants                                15

Consolidated Balance Sheets - September 30, 1996 and 1995             16-17

Consolidated Statements of Operations for the years ended
   September 30, 1996 and 1995                                          18

Consolidated Statements of Changes in Stockholders' Equity
   for the years ended September 30, 1996 and 1995                      19

Consolidated Statements of Cash Flows for the years ended
   September 30, 1996 and 1995                                          20

Notes to Consolidated Financial Statements                            21-29

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Board of Directors and Stockholders of Mecklermedia Corporation:

We have audited the accompanying consolidated balance sheets of Mecklermedia Corporation (a Delaware corporation) and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mecklermedia Corporation and subsidiaries as of September 30, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



                                                             ARTHUR ANDERSEN LLP


Stamford, Connecticut
November 15, 1996

PART I.   FINANCIAL INFORMATION
                                                  Item 1.   Financial Statements

                   MECKLERMEDIA CORPORATION AND SUBSIDIARIES
                   -----------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                          SEPTEMBER 30, 1996 AND 1995
                          ---------------------------
                                 (In thousands)
                                 --------------

                                               1996         1995
                                            ----------   ----------
                   ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                $19,859      $19,442
     Accounts receivable, less allowances
          of $647 and $215, respectively        7,327        2,300
     Current note receivable (Note 10)            213          200
     Income taxes receivable                        6          132
     Inventory (Note 2)                           511          666
     Prepaid trade show expenses (Note 2)       2,265        1,572
     Prepaid expenses and other (Note 2)          578          214
                                            ----------   ----------
               Total current assets            30,759       24,526


LONG-TERM NOTE RECEIVABLE, net of
 amortized discount of $32 and $72,
 respectively (Note 10)                           205          377

PREPAID TRADE SHOW EXPENSES (Note 2)                -          109

DEFERRED PROMOTION COSTS, NET OF
    ACCUMULATED AMORTIZATION (Note 2)             481          467

OTHER ASSETS                                       33           28

PROPERTY AND EQUIPMENT (Note 2):
     Leasehold improvements                       297          236
     Furniture, fixtures and equipment            517          304
     Computer equipment                         1,497          801
                                            ----------   ----------
                                                2,311        1,341

     Less:  Accumulated depreciation
      and amortization                           (652)        (289)
                                            ----------   ----------
     Property and equipment, net                1,659        1,052

INTANGIBLE ASSETS, net of accumulated
 amortization of $193 and $33,
 respectively (Note 2)                          1,449          141
                                            ----------   ----------

          Total assets                        $34,586      $26,700
                                            ==========   ==========

          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                   MECKLERMEDIA CORPORATION AND SUBSIDIARIES
                   -----------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                          SEPTEMBER 30, 1996 AND 1995
                          ---------------------------
               (In thousands, except share and per share amounts)
               --------------------------------------------------

                                                     1996          1995
                                                  ----------    ----------
    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                  $2,876        $1,575
   Accrued expenses                                   2,227         1,174
   Current income taxes payable (Note 3)                 75            29
   Deferred magazine revenue (Note 2)                 2,586         1,586
   Deferred trade show revenue (Note 2)              12,138         3,835
   Deferred book revenue                                 10           142
                                                  ----------    ----------
         Total current liabilities                   19,912         8,341

DEFERRED MAGAZINE REVENUE - LONG-TERM (Note 2)          281           470
                                                  ----------    ----------
         Total liabilities                           20,193         8,811

COMMITMENTS AND CONTINGENCIES (Note 4)                    -             -

STOCKHOLDERS' EQUITY (Notes 6, 7 and 8):

   Preferred stock ($.01 par value,
      1,000,000 shares authorized,                        -             -
      no shares issued and outstanding)
   Common stock ($.01 par value,
      35,000,000 and 9,000,000
      shares authorized, 8,479,243
      and 8,368,876 shares issued
      and outstanding at September
      30, 1996 and September 30,
      1995, respectively)                                85            84
   Additional paid-in capital                        23,348        22,990
   Accumulated deficit                               (9,050)       (5,182)
   Foreign currency translation adjustment               10            (3)
                                                  ----------    ----------

         Total stockholders' equity                  14,393        17,889
                                                  ----------    ----------

         Total liabilities and stockholders'
           equity                                   $34,586       $26,700
                                                  =========     =========



          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                   MECKLERMEDIA CORPORATION AND SUBSIDIARIES
                   -----------------------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995
                -----------------------------------------------

                    (In thousands, except per share amounts)
                    ----------------------------------------


                                            1996       1995
                                         ---------   --------
REVENUES:
  Magazines and newspaper                 $ 15,511   $  8,096
  Trade shows                               12,717      5,277
  Other                                      2,366      1,114
                                         ---------   --------
                                            30,594     14,487
                                         ---------   --------

COST OF SALES AND DIRECT COSTS:
  Magazines and newspaper                    9,792      5,005
  Trade shows                                7,843      3,544
  Other                                        996        313
                                         ---------   --------
                                            18,631      8,862
                                         ---------   --------

Gross profit after cost of sales and        11,963      5,625
 direct costs

OPERATING EXPENSES:
  Advertising, promotion and selling         9,890      4,913
  General and administrative                 6,807      3,566
                                         ---------   --------
Operating loss                              (4,734)    (2,854)
                                         ---------   --------

  Interest income, net                       1,001        299
  Gain on sales of assets (Note 10)              -      1,325
                                         ---------   --------

Loss before income taxes                    (3,733)    (1,230)
Provision for income taxes (Notes 2 and
 3)                                            135         45
                                         ---------   --------

Net loss                                   ($3,868)   ($1,275)
                                         =========   ========

Loss per share (Note 2)                     ($0.46)    ($0.17)
                                         =========   ========

Weighted average number of common
 shares (Note 2)                             8,422      7,306
                                         =========   ========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                   MECKLERMEDIA CORPORATION AND SUBSIDIARIES
                   -----------------------------------------
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           ----------------------------------------------------------
                FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995
                -----------------------------------------------
                      (In thousands, except share amounts)
                      ------------------------------------




                                                Common Stock        Additional                  Foreign         Total
                                         --------------------------   Paid-In    Accumulated    Currency      Stockholders'
                                          Shares (a)     Amount       Capital      Deficit      Adjustment      Equity
                                        ------------  ------------- -----------  -----------    ----------   ------------
BALANCE, September 30, 1994               7,100,276            $71     $ 6,898       ($3,907)          ($3)        $ 3,059

Net loss                                          -              -           -        (1,275)            -          (1,275)

Common stock issued in public offering
 (Note 6)                                 1,000,000             10      15,205             -             -          15,215

Options exercised by directors and
 employees                                   88,600              1         273             -             -             274

Warrants exercised                          180,000              2         614             -             -             616

Foreign currency translation adjustment
                                                  -              -           -             -             -               -
                                        -----------   ------------  ----------   -----------    ----------   -------------
BALANCE, September 30, 1995               8,368,876             84      22,990        (5,182)           (3)         17,889
                                        -----------   ------------  ----------   -----------    ----------   -------------

Net loss                                          -              -           -        (3,868)            -          (3,868)

Options exercised by directors and
 employees                                   98,826              1         372             -             -             373


Shares tendered in lieu of cash
for exercise of options (Note 12)            (3,959)             -         (70)            -             -             (70)

Warrants exercised                           15,500              -          56             -             -              56

Foreign currency translation adjustment
                                                  -              -           -             -            13              13
                                        -----------   ------------  ----------   -----------    ----------   -------------
BALANCE, September 30, 1996               8,479,243            $85     $23,348       ($9,050)         $ 10         $14,393
                                        ===========   ============  ==========   ===========    ==========   =============

     (a) All share amounts have been restated to retroactively reflect the two-for-one stock split which occurred on September 19, 1995 (see note 6).


       The accompanying notes to consolidated financial statements are an integral part of these statements.

                   MECKLERMEDIA CORPORATION AND SUBSIDIARIES
                   -----------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995
                -----------------------------------------------
                                 (In thousands)
                                 --------------

                                                                                   1996                 1995
                                                                              ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                      ($3,868)            ($1,275)
     Adjustments to reconcile net cash provided by (used in) operations-
       Depreciation and amortization                                                   555                 286
       Accretion of interest income on note receivable                                 (41)                (32)
       (Gain) on sales of assets, net                                                    -              (1,325)
     Changes in assets and liabilities-
       (Increase) in accounts receivable                                            (5,027)             (1,375)
       Decrease in other receivable                                                      -                 144
       Decrease in income taxes receivable                                             126                   4
       Decrease (increase) in inventory                                                155                (274)
       (Increase) in prepaid trade show expenses                                      (584)             (1,350)
       (Increase) in deferred promotion costs                                          (14)               (189)
       (Increase) decrease in prepaid expenses and other                              (369)                  4
       Increase in accounts payable and accrued expenses                             2,368                 724
       Increase in income taxes payable                                                 46                  29
       Increase in deferred magazine revenue                                           811               1,268
       Increase in deferred trade show revenue                                       8,303               3,568
       (Decrease) increase in deferred book revenue                                   (132)                142
                                                                              ------------         ------------
           Net cash provided by (used in) operating activities                       2,329                 349
                                                                              ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from notes receivable                                                      200                   25
  Proceeds from sales of assets                                                         -                  703
  Sales of short-term investments                                                   9,947                1,979
  Purchases of short-term investments                                              (9,947)                   -
  Additions to property and equipment                                                (970)                (686)
  Additions to intangibles                                                         (1,500)                (138)
                                                                              ------------         ------------
           Net cash provided by (used in) investing activities                     (2,270)               1,883
                                                                              ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from public offering, net of expenses and
    underwriting discounts                                                              -               15,215
  Proceeds from exercise of options and warrants                                      359                  890
  Repayment of notes and loans, net                                                   (14)                 (16)
                                                                              ------------         ------------

           Net cash provided by (used in) financing activities                        345               16,089
                                                                              ------------         ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                13                    -
                                                                              ------------         ------------

Net increase in cash and cash  equivalents                                            417               18,321
                                                                              ------------         ------------

CASH AND CASH EQUIVALENTS, beginning of period                                     19,442                1,121
                                                                              ------------         ------------

CASH AND CASH EQUIVALENTS, end of period                                          $19,859              $19,442
                                                                              ============         ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW:
  Cash paid for interest                                                               $1                   $1
  Cash paid for income taxes                                                          $88                  $29

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                   MECKLERMEDIA CORPORATION AND SUBSIDIARIES
                   -----------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                          SEPTEMBER 30, 1996 AND 1995
                          ---------------------------

(1)  The Company:
     -----------

The Company is a leading provider of information about the Internet through its
(i) publication of INTERNET WORLD, a monthly general circulation magazine, (ii) publication of WEB WEEK, a biweekly business-to-business controlled circulation newspaper, (iii) publication of WEB DEVELOPER, a bimonthly general circulation magazine for technical, hands-on Internet professionals, (iv) INTERNET WORLD trade shows and conferences, and (v) iWORLD, the Company's electronic daily newspaper for Internet news and resources located on the World-Wide Web. Since all of the Company's products and services relate to providing Internet information to business and information technology professionals, and consumers, the Company's success is dependent on the continued growth of the Internet.

(2)  Summary of Significant Accounting Policies:
     ------------------------------------------

     Principles of consolidation-
     ---------------------------

The consolidated financial statements include the accounts of the Company and its wholly-owned foreign subsidiary, Mecklermedia Limited ("Mecklermedia UK"), a United Kingdom corporation which began operations on July 1, 1987, and its wholly-owned subsidiary, iWORLD Corporation, which was incorporated on May 17, 1994. All significant intercompany transactions have been eliminated. Investments in affiliated international trade shows are accounted for using the equity method. The Company's investment interests in these affiliated international shows ranges from 25% to 45%.

     Revenue recognition-
     -------------------

          Trade show revenue-
          ------------------

                   Proceeds from the sale of trade show space and prepaid admission fees are deferred and recognized as revenue at the time the trade shows are held. Included in accounts receivable are advanced billings on trade shows of approximately $4.7 million and $1.0 million as of September 30, 1996 and 1995, respectively.

          Magazine and journal revenues-
          -----------------------------

                   Subscription revenues-
                   ---------------------

                   Proceeds from subscriptions are recorded when received and are included in revenue over the terms of the subscriptions, generally one to two years, upon commencement of subscription services. Subscriptions expiring within one year are included as a current liability and the portion of the subscriptions in excess of one year are classified as a non-current liability under the caption deferred magazine revenue.

                   Newsstand revenue-
                   -----------------

                   Sales to newsstand distributors are recognized as revenue in the month of distribution utilizing historical experience to estimate the ultimate sales of magazines to the newsstand. In the event that actual sales differ from estimates, adjustments would be made in subsequent months. Historically, these adjustments have not been material.

                   Magazine advertising revenue-
                   ----------------------------

                   Revenue from the sales of advertising space in magazines and newspaper is recognized at the time the issue is circulated.

          Other revenues-
          --------------

                   Revenue from list rentals is recognized at the time of use by the renter. Revenue from the sales of advertising space in the Company's iWORLD Web site is recognized at the end of each display period, which typically does not exceed one month. Revenue from the sales of books and directories is recognized upon shipment.

Use of estimates-
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign currency translation-
----------------------------

Assets and liabilities of the Company's foreign subsidiary are translated into U.S. dollars using the exchange rate in effect at the balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the period. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are included as part of the foreign currency translation adjustment component of stockholders' equity, while gains and losses resulting from foreign currency transactions are included in net income (loss).

Cash and cash equivalents-
-------------------------

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Inventory-
---------

Inventory is stated at the lower of cost (first-in, first-out) or market. Components of inventory are as follows as of September 30, 1996 and 1995 (in thousands):


                              1996             1995
                              ----             ----

          Finished goods      $ 74             $139
          Work-in-process      437              527
                              ----             ----
                              $511             $666
                              ====             ====

Publication costs of magazines, newspaper and books, including editorial, typesetting and printing costs are included in work-in-process until the issue or volume is released for sale, at which time the related costs are charged to operations.

Prepaid trade show expenses-
---------------------------

Prepaid trade show expenses consist of deposits on trade show facilities, advertising and promotion and related direct labor costs. These costs are expensed at the time the trade show is held.

Prepaid expenses and other-
--------------------------

Prepaid expenses and other consist principally of refundable deposits, royalty advances and other prepaid items. Royalty payments to authors for books not yet published are treated as advances until the royalties are earned, at which time they are charged to operations.

Deferred promotion costs-
------------------------

The Company defers promotion costs, which are primarily printing, list rental and mailing costs, on most direct mail promotions for its general circulation magazines in accordance with AICPA Statement of Position 93-7. These costs, which are deferred to the extent of additional subscription revenues less incremental fulfillment costs, are amortized over the periods of the subscriptions generated from these promotions not to exceed one year. At September 30, 1996 and 1995, approximately $481,000 and $467,000, respectively, of promotion costs were deferred as assets. All other advertising and promotion expenses except these direct mail promotions are expensed at the time the advertising takes place. Total advertising, promotion and selling expense for the years ended September 30, 1996 and 1995, was approximately $9.8 million and $4.9 million, respectively, which included $113,000 and $96,000 for deferred amounts written down to net realizable value.

Property and equipment-
----------------------

Property and equipment are stated at cost. The Company records depreciation, using the straight-line method, in amounts sufficient to write-off the cost of depreciable assets over the following estimated useful lives:

       Leasehold improvements                Estimated useful lives or lease
                                             term, whichever is shorter
       Furniture, fixtures and equipment             3-10 years
       Vehicles                                      5 years
       Computer equipment                            5 years

Depreciation expense amounted to $363,000 and $246,000 for the years ended September 30, 1996 and 1995, respectively.

Maintenance and repair expenditures are charged to appropriate expense accounts in the period incurred; replacements, renewals and betterments are capitalized. Upon sale or other disposition of property, the cost and accumulated depreciation of such properties are eliminated from the accounts and the gains or losses thereon are reflected in operations.

Intangible assets-
-----------------

Intangible assets are stated at cost and consist of the following as of September 30, 1996 and 1995 (in thousands):


                                     1996     1995
                                    -------  ------
    Acquisition costs (a)             $998    $108
    Trademarks and copyrights          644      34
    Database costs                       -      32
                                    ------   -----
                                     1,642     174
    Less: Accumulated amortization    (193)    (33)
                                    ------   -----

    Intangible assets, net          $1,449    $141
                                    ------   -----

     (a) Acquisition costs pertain to publishing rights, sponsorship rights and subscription lists, which the Company has acquired for various magazines and trade shows. Acquisition costs also pertain to Web site acquisitions.

Intangible assets are being amortized using the straight-line method over the estimated useful lives of three to five years.

Amortization expense amounted to $192,000 and $41,000 for the years ended September 30, 1996 and 1995, respectively.

General promotion costs-
-----------------------

Costs incurred in connection with the general procurement of subscriptions, other than direct mail promotions capitalized, and the general promotion of new projects are expensed in the year incurred.

Income taxes-
------------

The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109") for the calculation of its income tax expense and related liabilities.

Loss per share-
--------------

The weighted average number of common shares outstanding as presented have been adjusted for the two-for-one stock split which occurred on September 19, 1995 (see note 6). Common stock equivalents have not been included as these are antidilutive.

Presentation-
------------

Certain amounts have been reclassified in the prior year statements to conform to the current year presentation.

Other-
-----

The Company does not believe any recently issued accounting standards will have a material impact on its financial condition or results of operations.

(3)   Income Taxes:
      ------------

Loss before income taxes consists of the following (in thousands):

                                 Year Ended        Year Ended
                                September 30,     September 30,
                                    1996              1995
                               ---------------   ---------------

        Domestic                  ($4,113)          ($  786)
        Foreign                       380              (444)
                                  -------           -------
                                  ($3,733)          ($1,230)
                                  =======           =======

The provision for income taxes consists of the following (in thousands):


                                 Year Ended        Year Ended
                                September 30,     September 30,
                                    1996              1995
                               ---------------   ---------------
        Current provision
              Federal                 $ -               $ -
              State                    64                45
              Foreign                  71                 -
                                    -----             -----
                                      135                45
        Deferred provision
              Federal                   -                 -
              State                     -                 -
              Foreign                   -                 -
                                    -----             -----
                                     $135               $45
                                    =====             =====

At September 30, 1996 and 1995, the Company had future U.S. federal and state income tax benefits of approximately $3.4 million and $1.1 million as follows (in thousands):

                                               1996             1995
                                            -----------      -----------
    Net operating losses                       $2,897           $  790
    Excess of amortization of intangibles
      for financial reporting purposes
      over income taxes                            28               78
    Reserves recorded for financial
      reporting purposes                          377              141
    Inventory capitalization
      for income tax purposes                      95              113
                                               ------           ------
    Total future federal and state income
      tax benefits                              3,397            1,122
    Less valuation allowances                  (3,397)          (1,122)
                                               ------           ------
    Deferred income tax asset                  $    -           $    -
                                               ======           ======

At September 30, 1996, the Company had available net operating loss ("NOL") carryforwards for U.S. federal income tax purposes of approximately $6.8 million which will expire from 2009 to 2011. These NOL's include approximately $2.1 million related to disqualifying incentive stock option dispositions which will be charged against additional paid in capital when realized.

At September 30, 1996 and 1995, Mecklermedia UK had future United Kingdom income tax benefits of approximately $566,000 and $528,000, for which valuation allowances have been fully provided.

A reconciliation setting forth the difference between the effective income tax rate of the Company and the U.S. Federal statutory income tax rate is as follows (in thousands):

                                                    Year Ended      Year Ended
                                                   September 30,   September 30,
                                                       1996            1995
                                                   -------------   -------------
    Federal statutory rate                             ($1,269)          ($418)
    Foreign losses without income tax benefits              44             151
    Domestic losses without income tax benefits          1,200             260
    State income taxes                                      64              45
    Foreign income taxes                                    71               -
    Provision for non-deductible expenses                   25               7
                                                        ------           -----
                                                        $  135           $  45
                                                        ======           =====

(4)  Commitments and Contingencies:
     -----------------------------

The following is a schedule of approximate annual future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of September 30, 1996 (in thousands):

                        Fiscal
                        Year
                        ----
                        1997          $   365
                        1998              369
                        1999              371
                        2000              181
                        2001               74
                        Thereafter          -
                                      -------
                             Total    $ 1,360
                                      =======

For the years ended September 30, 1996, and September 30, 1995, the total rent expense incurred by the Company was approximately $235,000 and $122,000, respectively.

The Company has employment agreements with four key employees with terms ranging from six months to one year.

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company.

(5)  Transactions with Related Parties:
     ---------------------------------

A director of the Company is a principal in a law firm which provides counsel to the Company. The Company incurred expenses of approximately $74,000 and $110,000 related to services provided by this law firm for the years ended September 30, 1996 and 1995, respectively.

(6)  Common Stock:
     ------------

On March 13, 1996, the Company's stockholders approved an increase in the number of authorized shares of common stock from 9,000,000 to 35,000,000.

The Company's Board of Directors approved a two-for-one split of the Company's common stock in the form of a 100% stock dividend payable on September 19, 1995. A total of 4,184,438 shares of common stock were issued in connection with the split. All share and per share amounts have been restated to retroactively reflect the stock split.

On August 10, 1995, the Company completed a public offering of 1,000,000 shares of common stock. The shares were sold to the underwriters at a price of $16.75 before underwriters' discount. The Company realized net proceeds, after expenses and underwriters' discount, of approximately $15.2 million from the offering.

In fiscal 1996 and 1995, warrants to purchase 15,500 and 180,000 shares of common stock, respectively, for $3.60 per share were exercised. The Company realized net proceeds, after expenses, of approximately $56,000 and $616,000, respectively. As of September 30, 1996, the Company had warrants outstanding to purchase 4,500 shares of common stock exercisable at a price of $3.60 per share.

(7)  Stock Option Plans:
     ------------------

In December 1993, the Company established a stock option plan. The Company may issue options to key employees, including officers, up to an aggregate of 400,000 shares of common stock. The purchase price of the common stock under each option will be at least 100% of the fair market value of the shares on the date of grant. The plan will terminate on December 1, 2003.

In January 1995, the Company established a second stock option plan. The Company may issue options to key employees, including officers, up to an aggregate of 400,000 shares of common stock. The purchase price of the common stock under each option will be at least 100% of the fair market value of the shares on the date of the grant. The plan will terminate on January 31, 2005.

The following is a summary of stock option activity for both plans (in thousands, except per share amounts):

                                                       1993           1995
                                                       Plan           Plan
                                                     --------       --------

    Options Outstanding at September 30, 1995            299            156
    Granted                                                -            260
    Cancelled                                            (26)           (69)
    Exercised ($2.89 to $11.13 per share)                (77)           (22)
                                                         ---            ---
    Options Outstanding at September 30, 1996
              ($2.89 to $21.75 per share)                196            325
                                                         ===            ===
    Options Exercisable at September 30, 1996            108             83
                                                         ===            ===

(8)    Preferred Stock:
       ---------------

In December 1993, the Company authorized the issuance of 1,000,000 shares of preferred stock, $.01 par value (the "Preferred Stock").

The Board of Directors has the authority, without further vote or action by the stockholders, to issue the undesignated shares of Preferred Stock in one or more series and to fix all rights, qualifications, preferences, limitations and restrictions of each series, including dividend rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series.

(9)    Employee Benefit Plan:
       ---------------------

The Company has a contributory plan which qualifies under Section 401(k) of the Internal Revenue Code for employees meeting certain service requirements. The plan allows eligible employees to contribute up to 15% of their compensation to the plan. At the discretion of the Board of Directors, the Company may also make contributions dependent on profits each year for the benefit of all eligible employees under the plan. There were no discretionary contributions for the years ended September 30, 1996 and 1995.

(10)   Sales of Assets:
       ---------------

On November 11, 1994, the Company sold CD ROM World to PC World for $110,000 cash and assumption of the deferred subscription liabilities of approximately $260,000. In addition, the Company received proceeds in the form of advertising space and subscription list usage, and an option exercisable by either the Company or PC World during certain specified periods commencing in September 1997 and ending in January 2001, which requires PC World to pay the Company an amount equal to 40% of the pretax income, for the year for which the option is exercised, of PC World's Multimedia World magazine or any successor publication, less $110,000 (the "Option Amount"). The January 1995 issue of CD ROM World was the last issue the Company published. In connection with this sale, the Company has agreed, for a period ending two years after the payment of the Option Amount, not to publish, market or distribute any subscription publication of which the principal subject matter is computer multimedia. The Company recognized a gain of $241,000 on the sale based on the cash proceeds and deferred subscription liability assumed by PC World. No value has been ascribed to the advertising space and subscription list usage and income, if any, from the Option Amount will be recorded when received. CD ROM World's revenues, costs of sales and direct costs, and advertising and promotion expenses were approximately $925,000, $486,000 and $225,000, respectively, for fiscal 1995.

On January 31, 1995, the Company sold the publishing rights to a directory known as the OPAC Directory to Learned Information, Inc. for $8,000 and a short-term note receivable of $8,000. The Company recognized a gain of $7,000 on the sale for the year ended September 30, 1995.

On February 8, 1995, the Company sold its journal INTERNET RESEARCH to MCB University Press for $100,000 and the assumption of INTERNET RESEARCH's deferred subscription liabilities of approximately $33,000. The Company recognized a gain of $133,000 on the sale for the year ended September 30, 1995.

On February 16, 1995, the Company sold its magazine COMPUTERS IN LIBRARIES and rights to its trade show of the same name to Learned Information, Inc. for $200,000, a non-interest bearing note receivable of $675,000 to be collected over three years and the assumption of COMPUTERS IN LIBRARIES' deferred subscription liabilities of approximately $180,000. The non-interest bearing note receivable has been discounted at 9.0%. The Company recognized a gain of $950,000 on the sale for the year ended September 30, 1995. COMPUTERS IN LIBRARIES magazine and trade show had revenues, costs of sales and direct costs, and advertising and promotion expenses of approximately $540,000, $351,000 and $46,000, respectively, for fiscal 1995.

On May 18, 1995, the Company sold its publishing rights to CD ROMS IN PRINT to Gale Research, a division of Thomson Information, Inc. for $278,000. The Company recognized no material gain or loss on the sale for the year ended September 30, 1995.

On June 26, 1995, the Company sold its magazine VR WORLD to Miller Freeman, Inc. in exchange for Miller Freeman, Inc. assuming the VR WORLD deferred subscription liabilities of approximately $53,000. The Company recognized a gain of $11,000 on the sale for the year ended September 30, 1995.

(11)   Business Segments and Geographic Information:
       --------------------------------------------

Information with respect to the revenues, operating income (loss), identifiable assets, additions to property and equipment and intangibles, and depreciation and amortization of the Company's principal business segments is as follows (in thousands):

                                            Year Ended            Year Ended
                                          September 30,          September 30,
                                               1996                  1995
                                        ----------------         --------------
     REVENUES:
          Magazines and newspaper (a)         $15,511                $ 8,096
          Trade shows                          12,717                  5,277
          Other                                 2,366                  1,114
                                              -------                -------
                                              $30,594                $14,487
                                              =======                =======

     OPERATING INCOME (LOSS):
          Magazines and newspaper            ($ 7,472)              ($ 2,968)
          Trade shows                           2,555                    230
          Other                                   183                   (116)
                                              -------                -------
                                             ($ 4,734)              ($ 2,854)
                                              =======                =======

     IDENTIFIABLE ASSETS:
          Magazines and newspaper             $ 3,698                $ 2,101
          Trade shows                           7,807                  2,731
          Other                                 1,190                    541
          Cash and other - unallocated         21,891                 21,327
                                              -------                -------
                                              $34,586                $26,700
                                              =======                =======

     ADDITIONS TO PROPERTY AND
     EQUIPMENT AND INTANGIBLE ASSETS:
          Magazines and newspaper             $   419                $    -
          Trade shows                             729                     84
          Other                                   347                    107
          Corporate - unallocated                 975                    633
                                              -------                -------
                                              $ 2,470                $   824
                                              =======                =======

     DEPRECIATION AND AMORTIZATION:
          Magazines and newspaper             $    43                $    -
          Trade shows                              41                      6
          Other                                    42                     36
          Corporate - unallocated                 429                    244
                                              -------                -------
                                              $   555                $   286
                                              =======                =======

Significant financial information by geographic area is as follows (in thousands):

                             Year Ended          Year Ended
                            September 30,       September 30,
                                1996                1995
                           --------------      --------------
REVENUES:
    United States (b)         $ 30,003            $ 14,090
    Europe                         432                 397
    Other                          159                   -
                              --------            --------
                              $ 30,594            $ 14,487
                              ========            ========
NET LOSS:
    United States (b)          ($3,310)              ($831)
    Europe                        (130)               (444)
    Other                         (428)                  -
                              --------            --------
                               ($3,868)            ($1,275)
                              ========            ========
IDENTIFIABLE ASSETS:
    United States (b)         $ 33,736            $ 26,582
    Europe                         850                 118
    Other                            -                   -
                              --------            --------
                              $ 34,586            $ 26,700
                              ========            ========



       (a) Magazines and newspaper revenues consist of the following (in thousands):

                                    Year Ended     Year Ended
                                   September 30,  September 30,
                                       1996           1995
                                   -------------  -------------

          Advertising revenues        $ 9,413        $ 3,257
          Circulation revenues          5,908          4,605
          All other                       190            234
                                      -------        -------
          Total magazines and
             newspaper revenues       $15,511        $ 8,096
                                      =======        =======

          All magazines and newspaper costs of sales and direct costs relate to circulation revenues. The Company does not incur any incremental costs of sales and direct costs with respect to advertising revenues.

       (b)  Includes United States and Canada

(12)   Supplemental Disclosure of Noncash Investing and Financing Activities:
       ---------------------------------------------------------------------

Year ended September 30, 1996

A former employee tendered 3,959 shares of common stock with a fair value of approximately $70,000 in lieu of cash for the exercise of stock options.

Year ended September 30, 1995

In connection with the sales of assets described in Note 10, the buyers assumed aggregate deferred subscription liabilities of approximately $521,000 from Company during the year ended September 30, 1995. In addition, the Company received notes receivable of $650,000 in connection with certain of these sales.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     None.

PART III
--------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
--------------------------------------------------------------------------------
WITH SECTION 16 (a) OF THE EXCHANGE ACT
---------------------------------------

The Directors and Executive Officers of the Company are as follows:

    Name              Age  Position with the Company
    ----              ---  -------------------------


Alan M. Meckler         51  Chairman of the Board; Chief Executive Officer;
                            President; Director
Christopher S. Cardell  37  Executive Vice President, Chief Operating Officer
                            and Chief Financial Officer
Carl S. Pugh            42  President, Chief Operating Officer of the
                            Trade Show Group
Wayne A. Martino        37  Director
Michael J. Davies       51  Director
Walter H. Lippencott    57  Director


Alan M. Meckler has been Chairman of the Board and Chief Executive Officer of the Company since December 1993 and has been President and a director of the Company and Publisher of each of the Company's publications since 1971. Mr. Meckler has also held the office of Chairman of the Board of the Company during certain periods since 1971, and is the only person to have held the offices of Chairman of the Board, Chief Executive Officer or President since the Company's founding.

Christopher S. Cardell has been Executive Vice President, Chief Operating Officer and Chief Financial Officer of the Company since November 1996. Prior to November 1996, Mr. Cardell held the office of Executive Vice President and Chief Financial Officer. He joined the company as Senior Vice President and Chief Financial Officer on January 2, 1996. Prior to that time, Mr. Cardell was a Senior Manager with Arthur Andersen LLP.

Carl S. Pugh has been President, Chief Operating Officer of the Company's Trade Show Group since October 1995. For the four years before joining the Company Mr. Pugh was President of Cowles Event Management, a division of Cowles Business Media. Between 1985 and 1990, Mr. Pugh was with the Conference Management Corporation serving as Chief Executive Officer for the last three years.

Wayne A. Martino has been a director of the Company since December 1993. Mr. Martino is a member of the bar in the State of Connecticut and has been a principal at the law firm of Brenner, Saltzman & Wallman (formerly Brenner, Saltzman, Wallman & Goldman) since 1991. Mr. Martino served as an associate of that firm until he assumed his present position.

Michael J. Davies has been a director of the Company since January 1996. Mr. Davies has been the Managing Director, Corporate Finance, of the investment bank Legg Mason Wood Walker, Incorporated ("Legg Mason") since 1993. Before joining Legg Mason, Mr. Davies was the Publisher of the newspaper, the Baltimore Sun, between 1990 and 1993.

Walter H. Lippincott has been a director of the Company since January 1996. Mr. Lippincott has been the Director and Chief Executive Officer of the Princeton University Press, a non-profit publisher of scholarly books for the last nine years.

All directors hold office until the next annual meeting of stockholders of the Company or until their successors have been elected. However, any director may be removed from office, with or without cause, by the affirmative vote of a majority of the combined voting power of the then outstanding shares of stock of all classes and series entitled to vote thereon. Any director may also be removed from office with cause by the affirmative vote of a majority of the members of the board of directors other than the director who is subject to such vote.

The Company's Board of Directors has established a Compensation Committee, a Stock Option Committee and an Audit Committee. The Compensation Committee establishes salaries, incentives and other forms of compensation, administers the Company's benefit plans and recommends policies relating to such plans. The

Stock Option Committee administers the Company's 1993 Stock Option Plan and the 1995 Stock Option Plan. The Audit Committee reviews the Company's accounting practices, internal accounting controls and financial results and oversees the engagement of the Company's independent auditors.

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

Incorporated by reference herein from the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held in 1997.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

Incorporated by reference herein from the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held in 1997.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

Incorporated by reference herein from the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held in 1997.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

a. Exhibits
-----------

3.1 Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on December 10, 1993 and incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 (No. 33-73172-NY) of the Registrant, filed with the SEC on December 17, 1993.

3.2 By-Laws of the Registrant incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form SB-2 (No. 33-73172-NY) of the Registrant, filed with the SEC on December 17, 1993.

4.1    Specimen Common Stock Certificate incorporated herein by reference to
       Exhibit 4.1 to Amendment No. 3 to the Registration Statement on Form SB-2 (No. 33-73172-NY) of the Registrant, filed with the SEC on February 3, 1994.

4.2 Form of Representatives' Warrant to purchase shares of Common Stock of Mecklermedia Corporation incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form SB-2 (No. 33-73172-NY) of the Registrant, filed with the SEC on December 17, 1993.

10.1 Distribution Contract, dated January 5, 1993, by and between the Company and Kable News Company, Inc., as amended by letters dated July 1, 1993, July 7, 1993 and December 14, 1993, respectively, and incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form SB-2 (No. 33-73172-NY) of the Registrant, filed with the SEC on December 17, 1993.

10.2 Letter Agreement, dated March 26, 1993, between the Registrant and International Periodical Distributors, as amended by letters dated August 31, 1993, September 20, 1993 and February 1, 1994, respectively, and incorporated herein by reference to Exhibit 10.3 to Amendment No. 1 to the Registration Statement on Form SB-2 (No. 33-73172-NY) of the Registrant, filed with the SEC on January 20, 1994.

10.3 Common Stock Purchase and Shareholder's Agreement, dated as of August 2, 1993, by and among Meckler Corporation, James S. Mulholland, Jr., James
       S. Mulholland III and Alan M. Meckler, as amended by the First Amendment to Common Stock Purchase and Shareholders' Agreement, dated as of December 14, 1993, by and among Meckler Corporation, James S. Mulholland, Jr., James S. Mulholland III (individually and as Custodian) and Alan M. Meckler (individually and as Trustee), Alan B. Abramson, as Trustee, and Marie Mulholland Flatness and incorporated herein by reference to Exhibit
       10.10 to the Registration Statement on Form SB-2 (No. 33-73172-NY) of the Registrant, filed with the SEC on December 17, 1993.

10.4 Mecklermedia Corporation 1993 Stock Option Plan incorporated herein by reference to Exhibit 10.11 to the Registration Statement on Form SB-2 (No. 33-73172-NY) of the Registrant, filed with the SEC on December 17, 1993.

10.5 Lease, dated as of June 9, 1994, among John Guinta, Mary Guinta, John J. Guinta, Jr. and Robert J. Guinta and the Registrant, filed with the SEC on December 29, 1994.

10.6 Lease, dated November 4, 1992, between Seal Limited and Meckler Limited and incorporated herein by reference to Exhibit 10.13 to Amendment No. 1 to the Registration Statement on Form SB-2 (No. 33-73172-NY) of the Registrant, filed with the SEC on January 20, 1994.

10.7   Form of Author's Agreement incorporated herein by reference to Exhibit
       10.17 to Amendment No. 2 to the Registration Statement on Form SB-2 (No. 33-73172-NY) of the Registrant, filed with the SEC on February 3, 1994.

10.8 Publisher/Representative Agreements, each dated January 12, 1994, between Kamikow & Company, Inc. and the Registrant and incorporated herein by reference to Exhibit 10.18 to Amendment No. 2 to the Registration Statement on Form SB-2 (No. 33-73172-NY) of the Registrant, filed with the SEC on February 3, 1994.

10.9 Purchase and Sale Agreement, dated as of November 11, 1994, by and between PC World Communications, Inc. and the Registrant filed with the SEC on December 29, 1994.

10.10 Agreement, dated October 13, 1994, between Mecklermedia Limited, Learned Information (Europe) Limited, the Registrant and Disclosure Limited filed with the SEC on December 29, 1994.

10.11 Amendment, dated as of April 26, 1995, to lease dated June 9, 1994, among John Guinta, Mary Guinta, John J. Guinta, Jr. and Robert J. Guinta and the Registrant for premises located at 20 Ketchum Street, Westport, Connecticut 06880, filed with the SEC on December 18, 1995.

10.12 Purchase Agreement, dated February 16, 1995, between Learned Information, Inc. and the Registrant and incorporated herein by reference to Form 8-K of the Registrant filed with the SEC on February 22, 1995.

10.13 Lease, dated August 1, 1995, between SeaBreeze I Venture and the Registrant for premises located at 111 Anza Boulevard, Burlingame, California 94010, filed with the SEC on December 18, 1995.

10.14 Lease, dated September 1, 1995, between Phyllis Jackson, Executrix of the Estate of Karl F. Jackson, Jr. and the Registrant for premises located at 170 Worcester Street, Wellesley, Massachusetts 02181, filed with the SEC on December 18, 1995.

10.15 Lease, dated September 29, 1995 between John Guinta, Mary Guinta, John J. Guinta, Jr. and Robert J. Guinta and the Registrant for premises located at 20 Ketchum Street, Westport, Connecticut 06880, filed with the SEC on December 18, 1995.

10.16 Mecklermedia Corporation 1995 Stock Option Plan, filed with the SEC on December 18, 1995.

*11.   Statement regarding computation of per share earnings.

*21.   Subsidiaries of the Registrant.

*23.   Consent of Arthur Andersen LLP.

*27    Financial Data Schedule.

--------------
* Filed herewith

b. Reports on Form 8-K
----------------------

None

SIGNATURES

      In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 6, 1996.


                        MECKLERMEDIA CORPORATION



                        By: /s/ Alan M. Meckler
                            -------------------
                            Alan M. Meckler,
                            Chairman of the Board, President
                            and Chief Executive Officer


      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature                            Title                       Date

 /s/ Alan M. Meckler          Director, Chairman of the         December 6, 1996
 -------------------          Board, President and Chief
     Alan M. Meckler          Executive Officer
                              (Principal Executive Officer)



 /s/ Christopher S. Cardell   Executive Vice President, Chief   December 6, 1996
 --------------------------   Operating Officer and Chief
     Christopher S. Cardell   Financial Officer



 /s/ Wayne A. Martino         Director                          December 6, 1996
 --------------------
     Wayne A. Martino



 /s/ Michael J. Davies        Director                          December 6, 1996
 ---------------------
     Michael J. Davies



 /s/ Walter H. Lippincott     Director                          December 6, 1996
 ------------------------
     Walter H. Lippincott

INDEX TO EXHIBITS


Exhibit No.                   Description

11.      Statement regarding computation of per share earnings.

21.      Subsidiaries of the Registrant.

23.      Consent of Arthur Andersen LLP.

27.      Financial Data Schedule.