Form 10-Q
period 1996-12-31
MECKLERMEDIA CORP
filed 1997-02-05
CIK 916759

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 1996

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number:  0-23364

                            Mecklermedia Corporation
                            ------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                        06-1385519

---------------------------------              --------------------------------
(State or other jurisdiction of                (I.R.S. Employer Identification
incorporation or organization)                 No.)


     20 Ketchum Street
   Westport, Connecticut                                    06880

-------------------------------------------    --------------------------------
(Address of principal executive offices)                 (Zip Code)

                                (203)  226-6967
                                ---------------
             (Registrant's telephone number, including area code)

                                 Not Applicable
                                 --------------
        (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                       -----    -----

The number of outstanding shares the registrant's common stock, par value $.01 per share, as of December 31, 1996, was 8,492,909.

                   MECKLERMEDIA CORPORATION AND SUBSIDIARIES
                   -----------------------------------------


                                     INDEX
                                     -----



                                                                          Page
                                                                          ----
PART I        Financial Information

Item 1.       Financial Statements

              Consolidated Balance Sheets - December 31, 1996
                  and September 30, 1996                                  3-4

              Consolidated Statements of Operations - Three Months
                  Ended December 31, 1996 and 1995                         5

              Consolidated Statements of Cash Flows - Three Months
                  Ended December 31, 1996 and 1995                         6

              Notes to Consolidated Financial Statements                   7

Item 2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     8-10

PART II.      Other Information                                            11

              Signatures                                                   12

EXHIBIT 11.   STATEMENT REGARDING COMPUTATION OF
                  PER SHARE EARNINGS (LOSS)                                13

EXHIBIT 27.   FINANCIAL DATA SCHEDULE                                      14

PART I.   FINANCIAL INFORMATION
                                                  Item 1.   Financial Statements

                   MECKLERMEDIA CORPORATION AND SUBSIDIARIES
                   -----------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                    DECEMBER 31, 1996 AND SEPTEMBER 30, 1996
                    ----------------------------------------

               (Dollars in thousands, except per share amounts)
               ------------------------------------------------


                                                 December 31,     September 30,
                                                     1996              1996
                                                --------------   ---------------
                                                 (Unaudited)
                 ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                      $22,077            $19,859
     Accounts receivable, less
      allowances of $955 and $647,
      respectively                                   11,229              7,327
     Current note receivable                            213                213
     Income taxes receivable                              6                  6
     Inventory                                          665                511
     Prepaid trade show expenses                      1,890              2,265
     Prepaid expenses and other                         511                578
                                                --------------   ---------------
         Total current assets                        36,591             30,759


LONG-TERM NOTE RECEIVABLE, net of
     amortized discount of $24 and $32,
     respectively                                       213                205

DEFERRED PROMOTION COSTS, NET OF
     ACCUMULATED AMORTIZATION                           365                481

OTHER ASSETS                                             26                 33

PROPERTY AND EQUIPMENT:
     Leasehold improvements                             308                297
     Furniture, fixtures and equipment                  772                517
     Computer equipment                               1,810              1,497
                                                --------------   ---------------
                                                      2,890              2,311

     Less:  Accumulated depreciation
      and amortization                                 (794)              (652)
                                                --------------   ---------------
                                                      2,096              1,659

INTANGIBLE ASSETS, net of accumulated
 amortization of $357 and $193,
 respectively                                         2,725              1,449
                                                --------------   ---------------

                    Total assets                    $42,016            $34,586
                                                ==============   ===============

          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                   MECKLERMEDIA CORPORATION AND SUBSIDIARIES
                   -----------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                    DECEMBER 31, 1996 AND SEPTEMBER 30, 1996
                    ----------------------------------------
          (Dollars in thousands, except share and per share amounts)
          ----------------------------------------------------------




                                            December 31,       September 30,
                                               1996                1996
                                        ------------------   ------------------
                                           (Unaudited)
   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                             $ 3,240              $ 2,876
     Accrued expenses                               7,260                2,237
     Current income taxes payable                     156                   75
     Deferred magazine revenue                      2,745                2,586
     Deferred trade show revenue                   11,708               12,138
                                        ------------------   ------------------
         Total current liabilities                 25,109               19,912



DEFERRED MAGAZINE REVENUE - LONG-TERM                 382                  281
                                        ------------------   ------------------

         Total liabilities                         25,491               20,193

COMMITMENTS                                             -                    -

STOCKHOLDERS' EQUITY:
     Preferred stock ($.01 par value,
      1,000,000 shares authorized,
      no shares issued and outstanding)                 -                    -

     Common stock ($.01 par value,
      35,000,000 shares authorized,
      8,492,909 and 8,479,243
      shares issued and outstanding
      at December 31, 1996 and
      September 30, 1996, respectively                 85                   85
     Additional paid-in capital                    23,532               23,348
     Accumulated deficit                           (6,965)              (9,050)
     Foreign currency translation
      adjustment                                     (127)                  10
                                        ------------------   ------------------

         Total stockholders' equity                16,525               14,393
                                        ------------------   ------------------

         Total liabilities and
          stockholders' equity                    $42,016              $34,586
                                        ==================   ===================


          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                   MECKLERMEDIA CORPORATION AND SUBSIDIARIES
                   -----------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                 THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                 ---------------------------------------------
                                  (UNAUDITED)
                                  -----------
               (Dollars in thousands, except per share amounts)
               ------------------------------------------------


                                            Three Months
                                                Ended
                                             December 31
                                        ------------------

                                           1996      1995
                                        ---------  -------
REVENUES:
  Magazines and newspaper                 $ 5,528  $ 3,024
  Trade shows                              11,197    3,835
  Other                                       761      309
                                        ---------  -------
                                           17,486    7,168
                                        ---------  -------

COST OF SALES AND DIRECT COSTS:
  Magazines and newspaper                   3,080    2,127
  Trade shows                               6,270    2,388
  Other                                       425       87
                                        ---------  -------
                                            9,775    4,602
                                        ---------  -------

Gross profit after cost of sales and        7,711    2,566
  direct costs

OPERATING EXPENSES:
  Advertising, promotion and selling        3,588    2,060
  General and administrative                2,195    1,448
                                        ---------  -------
Operating income (loss)                     1,928     (942)
                                        ---------  -------

  Interest income, net                        272      272
                                        ---------  -------

Income (loss) before income taxes           2,200     (670)
Provision for income taxes                    116       18
                                        ---------  -------

Net income (loss)                         $ 2,084    ($688)
                                        =========  =======

Income (loss) per share                      $.24   ($0.08)
                                        =========  =======

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                   MECKLERMEDIA CORPORATION AND SUBSIDIARIES
                   -----------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                 THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                 ---------------------------------------------
                                  (UNAUDITED)
                                  -----------
                (Dollars in thousands, except per share amounts)
                ------------------------------------------------


                                                                             Three                 Three
                                                                          Months Ended          Months Ended
                                                                          December 31,          December 31,
                                                                             1996                  1995
                                                                      -------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                               $2,084                ($688)
  Adjustments to reconcile net cash used in operations-
    Depreciation and amortization                                                    306                  109
    Accretion of interest income on note receivable                                   (8)                 (12)
  Changes in assets and liabilities -
    (Increase) in accounts receivable                                             (3,902)                (725)
    (Increase) decrease in inventory                                                (154)                 167
    Decrease in prepaid trade show expenses                                          375                  197
    Decrease (increase) in deferred promotion costs                                  116                   (3)
    Decrease (increase) in prepaid expenses and other                                 74                  (55)
    Increase (decrease) in accounts payable and accrued expenses                   5,387                 (322)
    Increase (decrease) in income taxes payable                                       81                   (4)
    Increase in deferred magazine revenue                                            260                  115
    (Decrease) increase in deferred trade show revenue                              (430)                 374
                                                                      -------------------   ------------------
      Net cash provided by (used in) operating activities                          4,189                 (847)
                                                                      -------------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments                                                  -               (9,947)
  Additions to property and equipment                                               (579)                (213)
  Additions to intangibles                                                        (1,439)                 (75)
                                                                      -------------------   ------------------
      Net cash provided by (used in) investing activities                         (2,018)             (10,235)
                                                                      -------------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of options                                                  184                   55
  Repayment of notes and loans                                                         -                   (5)
                                                                      -------------------   ------------------
      Net cash provided by (used in) financing activities                            184                   50
                                                                      -------------------   ------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                             (137)                  31
                                                                      -------------------   ------------------

Net increase (decrease) in cash and cash equivalents                               2,218              (11,001)
                                                                      -------------------   ------------------

CASH AND CASH EQUIVALENTS, beginning of period                                    19,859               19,442
                                                                      -------------------   ------------------

CASH AND CASH EQUIVALENTS, end of period                                         $22,077               $8,441
                                                                      ===================   ==================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW:
  Cash paid for interest                                                             $ -                  $ -
  Cash paid for income taxes                                                         $ -                  $ -

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                   MECKLERMEDIA CORPORATION AND SUBSIDIARIES
                   -----------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                               DECEMBER 31, 1996
                               -----------------

                                  (UNAUDITED)
                                  -----------
                 (Dollars in thousands, except per share data)
                 --------------------------------------------

(1)    The Company:
       -----------

The Company is a leading provider of information about the Internet through its
(i) publication of INTERNET WORLD, a monthly general circulation magazine, (ii) publication of WEB WEEK, a biweekly business-to-business controlled circulation newspaper, (iii) publication of WEB DEVELOPER, a bimonthly general circulation magazine for technical, hands-on Internet professionals, (iv) INTERNET WORLD trade shows and conferences, and (v) iWORLD, the Company's electronic daily newspaper for Internet news and resources located on the World-Wide Web. Since all of the Company's products and services relate to providing Internet-related information to business and information technology professionals, and consumers, the Company's success is dependent on the continued growth of the Internet.

(2)    Basis of Presentation:
       ---------------------

The accompanying unaudited financial statements have been prepared from the books and records of the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been reflected in such financial statements.

Certain amounts have been reclassified in the prior year statements to conform to the current year presentation.

The Company does not believe any recently issued accounting standards will have a material impact on its financial condition or results of operations.

(3)    Inventory:
       ---------

Components of inventory include :
                                                     December 31,  September 30,
                                                        1996           1996
                                                    -------------  -------------
                Finished goods                                 $-            $74
                Work-in-process                               665            437
                                                    -------------  -------------
                                                             $665           $511
                                                    =============  =============
(4)    Common Stock:
       ------------

On December 23, 1996, the Company's Board of Directors authorized the Company to purchase up to $2 million of the Company's common stock in the public market. For the three months ended December 31, 1996, the Company did not purchase any of its common stock.

                                                                         Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                     ------------------------------------

               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ------------------------------------------------

Introduction
------------

Certain of the Company's operations are cyclical in nature. The number and size of trade shows and magazine promotions in a particular quarter has and will continue to significantly impact the Company's quarterly results. Accordingly, presentation of quarterly results of operations is not necessarily indicative of annual results or trends.

Since 1993, the Company has focused its efforts toward the Internet, launching INTERNET WORLD magazine in August 1993. The Company launched its INTERNET WORLD trade shows in 1994. In addition, the Company added its WEB WEEK newspaper and iWORLD World-Wide Web site in 1995, and in October 1995, launched the magazine WEB DEVELOPER. Since all of the Company's products and services relate to providing Internet-related information to business and information technology professionals, and consumers, the Company's success is dependent on the continued growth of the Internet.

Results of Operations
---------------------

Revenues. Revenues for the three months ended December 31, 1996, increased 144% to approximately $17.5 million from $7.2 million for the comparable period in fiscal 1996. Of this $10.3 million increase, approximately $2.5 million was a result of greater revenues from magazines and newspaper, including $1.5 million related to the growth in advertising from WEB WEEK which was partially related to the change in frequency from monthly to biweekly, and $509,000 related to the growth in advertising and paid circulation of INTERNET WORLD magazine, which increased its paid circulation to approximately 340,000 for the January 1997 issue from approximately 268,000 for the January 1996 issue. Growth in advertising and paid circulation of WEB DEVELOPER, for which there were two issues published in the first three months of fiscal 1997 compared to one issue in the fiscal 1996 period due to the timing of issues, also contributed $475,000 of the revenue increase for the quarter. Trade show revenues for the three months ended December 31, 1996, of approximately $11.2 million increased by approximately $7.4 million, or 192%, from the comparable period in fiscal 1996. This increase was due primarily to the increase in exhibition space sales and registrations related to Fall 1996 INTERNET WORLD, which had paid exhibition space of approximately 240,000 square feet compared to 60,000 square feet for Fall 1995 INTERNET WORLD, an increase of 300%. Other revenues increased to $761,000 for the three months ended December 31, 1996, from $309,000 in the comparable period in fiscal 1996, due primarily to the continued development and marketing of subscriber lists for rental and advertising and other revenues from iWORLD, the Company's electronic daily newspaper for Internet news and resources located on the World-Wide Web.

Cost of sales and direct costs. Cost of sales and direct costs include the costs associated with editing, producing and distributing the Company's publications and costs associated with producing its trade shows. Cost of sales and direct costs for the three months ended December 31, 1996, increased to approximately $9.8 million from $4.6 million for the comparable period in fiscal 1996. Magazine and newspaper cost of sales and direct costs increased by approximately $1.0 million for the three month period ended December 31, 1996, from the comparable period for fiscal 1996. Of this increase, $606,000 related to the change in publication frequency of WEB WEEK magazine from monthly to biweekly and $164,000 related to the increased cost of publishing two issues of WEB DEVELOPER in the three months ended December 31, 1996, compared to one issue in the same period for the prior year. The higher print order for INTERNET WORLD for the first three months of fiscal 1997 also contributed to the increase in magazine cost of sales and direct costs. The cost of sales and direct costs associated with magazines and newspaper decreased from approximately 70% to 56% of magazine and newspaper revenue. This percentage decrease is a function of the higher revenue associated with the advertising space for WEB WEEK. Gross profit after cost of sales and direct costs for magazines and newspaper for the three months ended December 31, 1996, increased 173% to approximately $2.4 million from $897,000 for the comparable period in fiscal 1996. Trade show cost of sales and direct costs for the three months ended December 31, 1996, increased by approximately $3.9 million to $6.3 million from the comparable period in fiscal 1996. The increase was due to the expansion of Fall 1996 INTERNET WORLD. Gross profit after cost of sales and direct costs for trade shows for the three months ended December 31, 1996, increased $3.5 million to approximately $4.9 million from $1.4 million for the comparable period in fiscal 1996. The cost of sales and direct costs associated with trade shows decreased from 62% to 56% of trade show revenue. This percentage decrease is primarily attributable to the efficiencies of the larger Fall INTERNET WORLD show, as well as the costs incurred in fiscal 1996 associated with producing the Company's December 1995 VR WORLD trade show and in canceling the Company's future VR WORLD trade shows. Cost of sales and direct costs for other revenues increased to $425,000 for the three month period ended December 31, 1996, compared to $87,000 in the comparable period in fiscal 1996, due primarily to the expansion of the Company's iWORLD electronic daily newspaper located on the World-Wide Web, the writedown of book inventory and costs associated with list rentals.

Advertising, promotion and selling expenses. Advertising, promotion and selling expenses represent costs related to circulation and promotion, including direct mail, newsstand promotion and fulfillment expense, sales commissions, and advertising and marketing staff. In addition, advertising, promotion and selling expenses include the amortization of deferred promotion costs. Advertising, promotion and selling expenses for the three months ended December 31, 1996, increased 74% to approximately $3.6 million from $2.1 million for the comparable period in fiscal 1996. Of this increase, approximately $670,000 related to INTERNET WORLD due primarily to circulation marketing efforts as well as increased selling expense for advertising revenues. For the three months ended December 31, 1996, the Company incurred approximately $1.1 million for advertising, promotion and selling expense for WEB WEEK and WEB DEVELOPER, compared to $360,000 for the same period in fiscal 1996.

General and administrative expenses. General and administrative expenses include salaries, depreciation, amortization, telecommunications, insurance and professional fees. General and administrative expenses for the three months ended December 31, 1996, increased 52% to approximately $2.2 million from $1.4 million for the comparable period in fiscal 1996. In addition to the other costs required to support current operations and the anticipated growth of the Company, approximately $455,000 of this increase was due to personnel costs, $294,000 was due to professional fees for trademarks and other matters, and $197,000 was due to increased depreciation and amortization expense. The Company anticipates that future general and administrative expenses will increase in the aggregate, although such expenses are expected to continue to decline as a percentage of revenue.

Liquidity and Capital Resources
-------------------------------

Since the beginning of fiscal 1994, the Company's primary sources of liquidity have been the proceeds from sales of assets, borrowing under lines of credit that have been repaid, its public offerings in February 1994 and August 1995 and operations. Through its public offerings, the Company realized net proceeds, after offering expenses and underwriters' discounts, of approximately $20.7 million. At December 31, 1996, the Company had cash and cash equivalents of approximately $22.0 million, compared to $19.9 million at September 30, 1996. Operating activities for the three months ended December 31, 1996, provided approximately $4.2 million in cash, due primarily to net income of approximately $2.1 million for the period and changes in components of working capital.

The Company's accounts receivable increased to approximately $11.2 million at December 31, 1996, from $7.3 million at September 30, 1996, primarily as a result of advance billings for exhibit space in future trade shows and the growth in advertising revenues in the period. Accounts payable and accrued expenses increased approximately $5.4 million primarily as a result of expanded domestic and international trade show activity. Deferred magazine revenue increased to approximately $3.1 million at December 31, 1996, from approximately $2.9 million at September 30, 1996, reflecting growth in the subscription levels of the Company's magazines.

Deferred trade show revenue decreased to $11.7 million at December 31, 1996, from $12.1 million at September 30, 1996, primarily as a function of revenue earned from the Fall 1996 Internet World trade show offset by billings for participation in the Spring 1997, Summer 1997 and Fall 1997 INTERNET WORLD trade shows.

The Company had capital expenditures of approximately $579,000 for the three months ended December 31, 1996. This was primarily due to an increase in computer equipment and software purchases required for the Company's general operating activities and its iWORLD World-Wide Web site. The Company anticipates that the level of capital expenditures will decrease for the remainder of fiscal 1997. During the three months ended December 31, 1996, the Company also incurred approximately $1.4 million for Web site acquisitions and for expenditures to register its various trade names in the United States and throughout the world.

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



                          MECKLERMEDIA CORPORATION






Dated:  February 5, 1997    /s/Alan M. Meckler
                          ---------------------------------------------------
                            Alan M. Meckler
                            Director, Chairman of the Board,
                            President and Chief Executive Officer
                            (Principal Executive Officer)






Dated: February 5, 1997     /s/Christopher S. Cardell
                          ---------------------------------------------------
                            Christopher S. Cardell
                            Executive Vice President, Chief Operating Officer
                            and Chief Financial Officer