Form 10-Q
period 1997-03-31
MECKLERMEDIA CORP
filed 1997-05-02
CIK 916759

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 1997

                                       OR

         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ____________ to ____________

   Commission file number:  0-23364

                            MECKLERMEDIA CORPORATION
                            ------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                               06-1385519
   ______________________________________      _______________________________
         (State or other jurisdiction of       (I.R.S. Employer Identification
          incorporation or organization)                   No.)

           20 KETCHUM STREET
        WESTPORT, CONNECTICUT                             06880
   ______________________________________      _______________________________
   (Address of principal executive offices)             (Zip Code)

                                (203)  226-6967
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

   The number of outstanding shares the registrant's common stock, par value $.01 per share, as of March 31, 1997, was 8,513,202.

                   MECKLERMEDIA CORPORATION AND SUBSIDIARIES
                   -----------------------------------------


                                     INDEX
                                     -----




                                                                           Page
                                                                           -----
PART I           Financial Information

Item 1.          Financial Statements

                 Consolidated Balance Sheets - March 31, 1997
                   and September 30, 1996                                    3-4

                 Consolidated Statements of Operations -
                  Three and Six Months Ended March 31, 1997 and 1996           5

                 Consolidated Statements of Cash Flows - Six Months
                  Ended March 31, 1997 and 1996                                6

                 Notes to Consolidated Financial Statements                  7-8

Item 2.          Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             9-12

PART II.         Other Information                                         13-14

                 Signatures                                                   15

EXHIBIT 11.      STATEMENT REGARDING COMPUTATION OF
                   PER SHARE EARNINGS (LOSS)                                  16

EXHIBIT 27.      FINANCIAL DATA SCHEDULE                                      17

PART I.   FINANCIAL INFORMATION
                                                    Item 1. Financial Statements


                   MECKLERMEDIA CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                     MARCH 31, 1997 AND SEPTEMBER 30, 1996

               (Dollars in thousands, except per share amounts)



                                             March 31,           September 30,
                                               1997                   1996
                                          ---------------      ----------------
                                            (Unaudited)
                    ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                   $23,267              $19,859
     Accounts receivable, less
      allowances of $1,120 and $647,              13,107                7,327
      respectively
     Current note receivable                         221                  213
     Income taxes receivable                           9                    6
     Inventory                                       529                  511
     Prepaid trade show expenses                   1,072                2,265
     Prepaid expenses and other                      616                  578
                                                 -------              -------
               Total current assets               38,821               30,759


LONG-TERM NOTE RECEIVABLE                              -                  205

DEFERRED PROMOTION COSTS, NET OF
    ACCUMULATED AMORTIZATION                         431                  481

OTHER ASSETS                                          23                   33

PROPERTY AND EQUIPMENT:
     Leasehold improvements                          326                  297
     Furniture, fixtures and equipment               845                  517
     Computer equipment                            2,023                1,497
                                                 -------              -------
                                                   3,194                2,311

     Less:  Accumulated depreciation
       and amortization                             (962)                (652)
                                                 -------              -------
                                                   2,232                1,659

INTANGIBLE ASSETS, net of accumulated
 amortization of $569 and $193, respectively       2,845                1,449
                                                 -------              -------
          Total assets                           $44,352              $34,586
                                                 =======              =======

          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                   MECKLERMEDIA CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                     MARCH 31, 1997 AND SEPTEMBER 30, 1996

          (Dollars in thousands, except share and per share amounts)

                                             March 31,           September 30,
                                               1997                   1996
                                          ---------------      ----------------
                                            (Unaudited)
     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                            $ 3,685              $ 2,876
     Accrued expenses                              6,350                2,237
     Current income taxes payable                    251                   75
     Deferred magazine revenue                     3,005                2,586
     Deferred trade show revenue                  10,282               12,138
                                                 -------              -------
          Total current liabilities               23,573               19,912


DEFERRED MAGAZINE REVENUE - LONG-TERM                431                  281
                                                 -------              -------
          Total liabilities                       24,004               20,193

COMMITMENTS                                           -                    -

STOCKHOLDERS' EQUITY:
     Preferred stock ($.01 par value,
      1,000,000 shares authorized,
        no shares issued and
        outstanding)                                  -                    -
     Common stock ($.01 par value,
      35,000,000 shares authorized,
        8,513,202 and 8,479,243
        shares issued and outstanding
        at March 31, 1997 and September
        30, 1996, respectively)                       85                   85
     Additional paid-in capital                   23,791               23,348
     Accumulated deficit                          (3,457)              (9,050)
     Foreign currency translation
      adjustment                                     (71)                  10
                                                 -------              -------
         Total stockholders' equity               20,348               14,393
                                                 -------              -------
         Total liabilities and
           stockholders' equity                  $44,352              $34,586
                                                 =======              =======

          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                   MECKLERMEDIA CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              THREE AND SIX MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)

               (Dollars in thousands, except per share amounts)


                                        Three Months Ended    Six Months Ended
                                             March 31            March 31
                                        ------------------   ----------------
                                           1997      1996     1997      1996
                                        ---------  -------  -------  --------
REVENUES:
     Magazines and newspaper              $ 4,765  $ 3,281   $10,293  $ 6,305
     Trade shows                           14,925    2,059    26,122    5,894
     Other                                    826      382     1,587      691
                                          -------  -------   -------  -------
                                           20,516    5,722    38,002   12,890
                                          -------  -------   -------  -------
COST OF SALES AND DIRECT COSTS:
     Magazines and newspaper                3,380    2,115     6,460    4,242
     Trade shows                            7,200    1,602    13,470    3,990
     Other                                    425      174       850      261
                                          -------  -------   -------  -------
                                           11,005    3,891    20,780    8,493
                                          -------  -------   -------  -------
Gross profit after cost of sales and        9,511    1,831    17,222    4,397
 direct costs

OPERATING EXPENSES:
     Advertising, promotion and selling     3,667    2,454     7,255    4,514
     General and administrative             2,452    1,377     4,648    2,825
                                          -------  -------   -------  -------
Operating income (loss)                     3,392   (2,000)    5,319   (2,942)
                                          -------  -------   -------  -------
     Interest income, net                     274      234       546      507
                                          -------  -------   -------  -------
Income (loss) before income taxes           3,666   (1,766)    5,865   (2,435)
Provision for income taxes                    158       26       273       45
                                          -------  -------   -------  -------
Net income (loss)                         $ 3,508  $(1,792)  $ 5,592  $(2,480)
                                          =======  =======   =======  =======
Income (loss) per share                     $0.40   $(0.21)    $0.64   $(0.30)
                                          =======  =======   =======  =======
Weighted average number of common shares    8,786    8,392     8,782    8,384
                                          =======  =======   =======  =======


          The accompanying notes to consolidated financial statements are an integral part of these statements.

                   MECKLERMEDIA CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    SIX MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)

                (Dollars in thousands, except per share amounts)

                                                Six              Six
                                           Months Ended     Months Ended
                                          March 31, 1997    March 31, 1996
                                          --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                          $  5,592          $ (2,480)
     Adjustments to reconcile net cash
      used in operations-
          Depreciation and amortization              686               214
          Accretion of interest income
           on note receivable                        (16)              (22)
     Changes in assets and liabilities -
          (Increase) in accounts
           receivable                             (5,750)             (910)
          (Increase) decrease in
           inventory                                 (18)              114
          Decrease (increase) in
           prepaid trade show expenses             1,193              (193)
          Decrease (increase) in
           deferred promotion costs                   50              (460)
          (Increase) in prepaid
           expenses and other                        (31)             (200)
          Increase in accounts payable
           and accrued expenses                    4,892             1,007
          Increase (decrease) in income
           taxes payable                             176               (26)
          Increase in deferred magazine
           revenue                                   569               281
          (Decrease) increase in
           deferred trade show revenue            (1,856)            1,925
          (Decrease) in deferred book
            revenue                                    -              (117)
                                                 -------           -------
               Net cash provided by
                (used in) operating
                activities                         5,487              (867)
                                                 -------           -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from note receivable                   213               200
     Sales of short-term investments                   -             9,947
     Purchases of short-term investments               -            (9,947)
     Additions to property and equipment            (883)             (502)
     Additions to intangibles                     (1,771)             (266)
                                                 -------           -------
               Net cash provided by
                (used in) investing
                activities                        (2,441)             (568)
                                                 -------           -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of options               443               168
     Repayment of notes and loans                      -               (14)
                                                 -------           -------
               Net cash provided by
                (used in) financing
                activities                           443               154
                                                 -------           -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH              (81)               56
                                                 -------           -------
Net increase (decrease) in cash and
 cash equivalents                                  3,408            (1,225)
                                                 -------           -------
CASH AND CASH EQUIVALENTS, beginning of
 period                                           19,859            19,442
                                                 -------           -------
CASH AND CASH EQUIVALENTS, end of period         $23,267           $18,217
                                                 =======           =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW:
     Cash paid for interest                      $     -           $     1
     Cash paid for income taxes                  $    92           $    57


          The accompanying notes to consolidated financial statements are an integral part of these statements.

                   MECKLERMEDIA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1997
                                  (UNAUDITED)

                 (Dollars in thousands, except per share data)

(1)  The Company:
     -----------

The Company is a leading provider of information about the Internet through its
(i) publication of INTERNET WORLD, a monthly general circulation magazine, (ii) publication of WEB WEEK, a weekly business-to-business controlled circulation newspaper, (iii) publication of WEB DEVELOPER, a bimonthly general circulation magazine for technical, hands-on Internet professionals, (iv) publication of INTERNET SHOPPER, a quarterly general circulation magazine, (v) INTERNET WORLD trade shows and conferences, and (vi) iWORLD, the Company's electronic daily newspaper for Internet news and resources located on the World-Wide Web. Since all of the Company's products and services relate to providing Internet-related information to business and information technology professionals, and consumers, the Company's success is dependent on the continued growth of the Internet.


(2)  Basis of Presentation:
     ---------------------

The accompanying unaudited financial statements have been prepared from the books and records of the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that these unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's report on Form 10-KSB for the fiscal year ended September 30, 1996. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been reflected in such financial statements. Certain of the Company's operations are cyclical in nature. The number and size of trade shows and magazine promotions in a particular quarter has and will continue to significantly impact the Company's quarterly results. Accordingly, presentation of quarterly results of operations is not necessarily indicative of annual results or trends.

Certain amounts have been reclassified in the prior year statements to conform to the current year presentation.

The Company does not believe any recently issued accounting standards will have a material impact on its financial condition or results of operations.


(3)  Inventory:
     ---------------

Components of inventory include:

                                                      March 31,  September 30,
                                                        1997         1996
                                                      ---------  -------------
          Finished goods                                  $   -          $  74
          Work-in-process                                   529            437
                                                          -----          -----
                                                          $ 529          $ 511
                                                          =====          =====

(4)   Income Taxes:
      -------------

Income taxes are provided at the projected annual effective tax rate. The income tax provision for the fiscal 1997 interim period is less than the federal statutory rate due primarily to the utilization of available net operating loss carryforwards.

(5)  Common Stock:
     ------------

On December 23, 1996, the Company's Board of Directors authorized the Company to purchase up to $2 million of the Company's common stock in the public market. For the six months ended March 31, 1997, the Company did not purchase any of its common stock.

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

Since 1993, the Company has focused its efforts toward the Internet, launching INTERNET WORLD magazine in August 1993. The Company launched its INTERNET WORLD trade shows in 1994. In addition, the Company added its WEB WEEK newspaper and iWORLD World-Wide Web site in 1995, and in October 1995, launched the magazine WEB DEVELOPER. In March 1997, the Company launched INTERNET SHOPPER magazine. Since all of the Company's products and services relate to providing Internet-related information to business and information technology professionals, and consumers, the Company's success is dependent on the continued growth of the Internet.

RESULTS OF OPERATIONS
---------------------

Comparison of the Three Months Ended March 31, 1997 and 1996

Revenues. Revenues for the three months ended March 31, 1997, increased 259% to approximately $20.5 million from $5.7 million for the comparable period in fiscal 1996. Of this $14.8 million increase, approximately $1.5 million was a result of greater revenues from magazines and newspaper, including $1.3 million related to the growth in advertising from WEB WEEK which was partially related to the increase in frequency to eight issues published in the three months ended March 31, 1997, compared to three issues in the same period of the prior year. Growth in advertising and paid circulation of WEB DEVELOPER and the launch of INTERNET SHOPPER contributed approximately $300,000 of the revenue increase for the period. Trade show revenues for the three months ended March 31, 1997, of approximately $14.9 million increased by approximately $12.9 million, or 625%, from the comparable period in fiscal 1996. This increase was due primarily to the timing of Spring 1997 INTERNET WORLD, which had paid exhibition space of approximately 290,000 square feet. Spring 1996 INTERNET WORLD, which had paid exhibition space of 120,000 square feet, was held in the third quarter of fiscal 1996 as a result of venue availability. Other revenues increased to $826,000 for the three months ended March 31, 1997, from $382,000 in the comparable period in fiscal 1996, due primarily to the continued development and marketing of subscriber lists for rental and advertising and other revenues from iWORLD, the Company's electronic daily newspaper for Internet news and resources located on the World-Wide Web.

Cost of sales and direct costs. Cost of sales and direct costs include the costs associated with editing, producing and distributing the Company's publications and costs associated with producing its trade shows. Cost of sales and direct costs for the three months ended March 31, 1997, increased to approximately $11.0 million from $3.9 million for the comparable period in fiscal 1996. Magazine and newspaper cost of sales and direct costs increased by approximately $1.3 million for the three month period ended March 31, 1997, from the comparable period for fiscal 1996. Of this increase, $887,000 related to the change in publication frequency of WEB WEEK newspaper from monthly to weekly and $192,000 related to the launch of INTERNET SHOPPER in March 1997. The cost of sales and direct costs associated with magazines and newspaper increased from approximately 64% to 71% of magazine and newspaper revenue. This percentage increase is a function of the increase in frequency of WEB WEEK from monthly to weekly and the launch of INTERNET SHOPPER in March 1997. Gross profit after cost of sales and direct costs for magazines and newspaper for the three months ended March 31, 1997, increased 19% to approximately $1.4 million from $1.2 million for the comparable period in fiscal 1996. Trade show cost of sales and direct costs for the three months ended March 31, 1997, increased by approximately $5.6 million to $7.2 million from the comparable period in fiscal 1996. The increase was due to the expansion and timing of Spring 1997 INTERNET WORLD. In fiscal 1996, Spring INTERNET WORLD was held during the three months ended June 30, 1996. Gross profit after cost of sales and direct costs for trade shows for the three months ended March 31, 1997, increased $7.3 million to approximately $7.7 million from $457,000 for the comparable period in fiscal 1996. The cost of sales and direct costs associated with trade shows decreased from 78% to 48% of trade show revenue. This percentage decrease is primarily attributable to the efficiencies of the larger Spring INTERNET WORLD show, as well as the costs incurred in fiscal 1996 associated with canceling the Company's future VR WORLD trade shows. Cost of sales and direct costs for other revenues increased to $425,000 for the three month period ended March 31, 1997, compared to $174,000 in the comparable period in fiscal 1996, due primarily to the expansion of the Company's iWORLD electronic daily newspaper located on the World-Wide Web and costs associated with list rentals.

Advertising, promotion and selling expenses. Advertising, promotion and selling expenses represent costs related to circulation and promotion, including direct mail, newsstand promotion and fulfillment expense, sales commissions, and advertising and marketing staff. In addition, advertising, promotion and selling expenses include the amortization of deferred promotion costs. Advertising, promotion and selling expenses for the three months ended March 31, 1997, increased 49% to approximately $3.7 million from $2.5 million for the comparable period in fiscal 1996. Of this increase, approximately $524,000 related to WEB WEEK due primarily to increased selling expense as a result of higher advertising revenues. For the three months ended March 31, 1997, advertising, promotion and selling expense for INTERNET WORLD, WEB DEVELOPER, INTERNET SHOPPER, and iWORLD increased by $682,000 from the same period in fiscal 1996.

General and administrative expenses. General and administrative expenses include salaries, depreciation, amortization, telecommunications, insurance and professional fees. General and administrative expenses for the three months ended March 31, 1997, increased 78% to approximately $2.5 million from $1.4 million for the comparable period in fiscal 1996. In addition to the other costs required to support current operations and the anticipated growth of the Company, approximately $331,000 of this increase was due to personnel costs, $307,000 was due to professional fees for trademarks and other matters, and $276,000 was due to increased depreciation and amortization expense. The Company anticipates that future general and administrative expenses will increase in the aggregate, although such expenses are expected to continue to decline as a percentage of revenue.

Income taxes. Income taxes are provided at the projected annual effective tax rate. The income tax provision for the three months ended March 31, 1997, of $158,000, which is primarily for federal alternative minimum tax, state capital tax, and foreign income taxes, is less than the federal statutory rate due to the utilization of available net operating loss carryforwards. For the same period in fiscal 1996, the provision for income taxes of $26,000 was for state capital taxes.


COMPARISON OF THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996
----------------------------------------------------------

Revenues. Revenues for the six months ended March 31, 1997, increased 195% to approximately $38.0 million from $12.9 million for the comparable period in fiscal 1996. Of this $25.1 million increase, approximately $4.0 million was a result of greater revenues from magazines and newspaper, including $2.8 million related to the growth in advertising from WEB WEEK which was partially related to the increase in frequency to fourteen issues published in the first six months of fiscal 1997 compared to six issues in the same period of the prior year, and $406,000 related to the growth in advertising and paid circulation of INTERNET WORLD magazine, which increased its paid circulation to approximately 350,000 for the April 1997 issue from approximately 292,000 for the April 1996 issue. Growth in advertising and paid circulation of WEB DEVELOPER, for which there were three issues published in the first six months of fiscal 1997 compared to two issues in the same period of the prior year, also contributed $594,000 of the revenue increase for the period. Trade show revenues for the six months ended March 31, 1997, of approximately $26.1 million increased by approximately $20.2 million, or 343%, from the comparable period in fiscal 1996. This increase was due primarily to the increase in exhibition space sales and registrations related to Fall 1996 INTERNET WORLD and Spring 1997 INTERNET WORLD, which had paid exhibition space of approximately 240,000 and 290,000 square feet respectively, compared to 60,000 square feet for Fall 1995 INTERNET WORLD. In the prior year, Spring INTERNET WORLD was held in the three months ended June 30, 1996. Other revenues increased to $1.6 million for the six months ended March 31, 1997, from $691,000 in the comparable period in fiscal 1996, due primarily to the continued development and marketing of subscriber lists for rental and advertising and other revenues from iWORLD, the Company's electronic daily newspaper for Internet news and resources located on the World-Wide Web.

Cost of sales and direct costs. Cost of sales and direct costs include the costs associated with editing, producing and distributing the Company's publications and costs associated with producing its trade shows. Cost of sales and direct costs for the six months ended March 31, 1997, increased to approximately $20.8 million from $8.5 million for the comparable period in fiscal 1996. Magazine and newspaper cost of sales and direct costs increased by approximately $2.2 million for the six month period ended March 31, 1997, from the comparable period for fiscal 1996. Of this increase, $1.6 million related to the change in publication frequency of WEB WEEK newspaper from monthly to weekly and $207,000 related to the increased cost of publishing three issues of WEB DEVELOPER in the six months ended March 31, 1997, compared to two issues in the same period for the prior year. The launch issue of INTERNET SHOPPER in March 1997 and the higher print order for INTERNET WORLD for the first six months of fiscal 1997 also contributed to the increase in magazine cost of sales and direct costs. The cost of sales and direct costs associated with magazines and newspaper decreased from approximately 67% to 63% of magazine and newspaper revenue. This percentage decrease is a function of the higher revenue associated with the advertising space for WEB WEEK. Gross profit after cost of sales and direct costs for magazines and newspaper for the six months ended March 31, 1997, increased 86% to approximately $3.8 million from $2.1 million for the comparable period in fiscal 1996. Trade show cost of sales and direct costs for the six months ended March 31, 1997, increased by approximately $9.5 million to $13.5 million from $4.0 million for the comparable period in fiscal 1996. The increase was due to the expansion of Fall 1996 INTERNET WORLD and the timing of Spring 1997 INTERNET WORLD. Gross profit after cost of sales and direct costs for trade shows for the six months ended March 31, 1997, increased $10.7 million to approximately $12.7 million from $1.9 million for the comparable period in fiscal 1996. The cost of sales and direct costs associated with trade shows decreased from 68% to 52% of trade show revenue. This percentage decrease is primarily attributable to the efficiencies of the larger Fall and Spring INTERNET WORLD shows, as well as the costs incurred in fiscal 1996 associated with producing the Company's December 1995 VR WORLD trade show and in canceling the Company's future VR WORLD trade shows. Cost of sales and direct costs for other revenues increased to $850,000 for the six month period ended March 31, 1997, compared to $261,000 in the comparable period in fiscal 1996, due primarily to the expansion of the Company's iWORLD electronic daily newspaper located on the World-Wide Web, the writedown of book inventory and costs associated with list rentals.

Advertising, promotion and selling expenses. Advertising, promotion and selling expenses represent costs related to circulation and promotion, including direct mail, newsstand promotion and fulfillment expense, sales commissions, and advertising and marketing staff. In addition, advertising, promotion and selling expenses include the amortization of deferred promotion costs. Advertising, promotion and selling expenses for the six months ended March 31, 1997, increased 61% to approximately $7.3 million from $4.5 million for the comparable period in fiscal 1996. Of this increase, approximately $1.1 million related to INTERNET WORLD due primarily to circulation marketing efforts as well as increased selling expense as a result of higher advertising revenues and approximately $1.0 million related to increased selling expense for WEB WEEK. For the six months ended March 31, 1997, the Company incurred approximately $715,000 for advertising, promotion and selling expense for WEB DEVELOPER and INTERNET SHOPPER compared to $280,000 for the same period in fiscal 1996.

General and administrative expenses. General and administrative expenses include salaries, depreciation, amortization, telecommunications, insurance and professional fees. General and administrative expenses for the six months ended March 31, 1997, increased 65% to approximately $4.6 million from $2.8 million for the comparable period in fiscal 1996. In addition to the other costs required to support current operations and the anticipated growth of the Company, approximately $786,000 of this increase was due to personnel costs, $602,000 was due to professional fees for trademarks and other matters, and $472,000 was due to increased depreciation and amortization expense. The Company anticipates that future general and administrative expenses will increase in the aggregate, although such expenses are expected to continue to decline as a percentage of revenue.

Income taxes. Income taxes are provided at the projected annual effective tax rate. The income tax provision for the six months ended March 31, 1997 of $273,000, which is primarily for federal alternative minimum tax, state capital tax, and foreign income taxes, is less than the federal statutory rate due to the utilization of available net operating loss carryforwards. For the same period in fiscal 1996, the provision for income taxes of $45,000 was for state capital taxes.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Since the beginning of fiscal 1994, the Company's primary sources of liquidity have been the proceeds from sales of assets, borrowing under lines of credit that have been repaid, its public offerings in February 1994 and August 1995 and operations. Through its public offerings, the Company realized net proceeds, after offering expenses and underwriters' discounts, of approximately $20.7 million. At March 31, 1997, the Company had cash and cash equivalents of approximately $23.3 million, compared to $19.9 million at September 30, 1996. Operating activities for the six months ended March 31, 1997, provided approximately $5.5 million in cash, due primarily to net income of approximately $5.6 million for the period and changes in components of working capital.

The Company's accounts receivable increased to approximately $13.1 million at March 31, 1997, from $7.3 million at September 30, 1996, primarily as a result of advance billings for exhibit space in future trade shows and the growth in advertising revenues in the period. Accounts payable and accrued expenses increased to approximately $10.0 million primarily as a result of expanded domestic and international trade show activity. Deferred magazine revenue increased to approximately $3.4 million at March 31, 1997, from approximately $2.9 million at September 30, 1996, reflecting growth in the subscription levels of the Company's magazines. Deferred trade show revenue decreased to $10.3 million at March 31, 1997, from $12.1 million at September 30, 1996, primarily as a function of revenue earned from the Fall 1996 Internet World trade show offset by billings for participation in the Spring 1997, Summer 1997 and Fall 1997 INTERNET WORLD trade shows.

The Company had capital expenditures of approximately $883,000 for the six months ended March 31, 1997. This was primarily due to an increase in computer equipment and software purchases required for the Company's general operating activities and its iWORLD World-Wide Web site. The Company anticipates that the level of capital expenditures will decrease for the remainder of fiscal 1997. During the six months ended March 31, 1997, the Company also incurred approximately $1.8 million for Web site acquisitions and for expenditures to register its various trade names in the United States and throughout the world.

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

           Not Applicable

Item 3.    DEFAULTS UPON SENIOR SECURITIES

           Not Applicable

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           a) The Registrant's 1997 Annual Meeting of Stockholders (the "Annual Meeting") was held on March 26, 1997.

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

           c) The following matters were voted upon at the Annual Meeting with the voting results as indicated:

              1. Proposal to approve the election of the individuals set forth below to the Board of Directors of the Registrant to serve until the 1998 Annual Meeting of Stockholders of the Registrant.


Nominee                   Votes For  Votes Against  Votes Withheld
------------------------  ---------  -------------  --------------

Alan M. Meckler           6,661,318         -              4,391

Wayne A. Martino          6,661,318         -              4,391

Michael J. Davies         6,661,318         -              4,391

Walter H. Lippincott      6,661,318         -              4,391

Christopher S. Cardell    6,661,318         -              4,391

Gilbert F. Bach           6,661,318         -              4,391

            2. Proposal to approve an amendment to the Registrant's 1995 Stock Option Plan providing for an increase in the number of shares available for grant pursuant to the exercise of options thereunder.

         Votes For                 Votes Against                Abstain
---------------------------  -------------------------  ------------------------
         6,644,169                  19,077                       2,463

            3. Proposal to appoint Arthur Andersen LLP, independent accountants, to act as auditors for the Registrant for the year ending September 30, 1997.


         Votes For                 Votes Against                Abstain
---------------------------  -------------------------  ------------------------
       6,662,535                      2,016                      1,158

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


                                    MECKLERMEDIA CORPORATION

Dated:  May 2, 1997                 /s/ Alan M. Meckler
                                    ---------------------------------------
                                    Alan M. Meckler
                                    Director, Chairman of the Board,
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)






Dated: May 2, 1997                  /s/ Christopher S. Cardell
                                    ---------------------------------------
                                    Christopher S. Cardell
                                    Director, Executive Vice President, Chief
                                    Operating Officer and Chief Financial
                                    Officer