Form 10-Q
period 1997-06-30
MECKLERMEDIA CORP
filed 1997-08-05
CIK 916759

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 1997

                                      OR

        [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number:  0-23364

                           MECKLERMEDIA CORPORATION
                           ------------------------
            (Exact name of registrant as specified in its charter)

               DELAWARE                                   06-1385519
----------------------------------------      ----------------------------------
   (State or other jurisdiction of             (I.R.S. Employer Identification
    incorporation or organization)                           No.)

           20 KETCHUM STREET
        WESTPORT, CONNECTICUT                               06880
----------------------------------------      ----------------------------------
(Address of principal executive offices)                  (Zip Code)

                                (203)  226-6967
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

The number of outstanding shares the registrant's common stock, par value $.01 per share, as of June 30, 1997, was 8,518,029.

                   MECKLERMEDIA CORPORATION AND SUBSIDIARIES
                   -----------------------------------------

                                     INDEX
                                     -----

                                                                           Page
                                                                          -----
PART I          Financial Information

Item 1.         Financial Statements

                Consolidated Balance Sheets - June 30, 1997
                   and September 30, 1996                                   3-4

                Consolidated Statements of Operations -
                   Three and Nine Months
                   Ended June 30, 1997 and 1996                               5

                Consolidated Statements of Cash Flows -
                   Nine Months
                   Ended June 30, 1997 and 1996                               6

                Notes to Consolidated Financial Statements                  7-8

Item 2.         Management's Discussion and Analysis of
                   Financial Condition and Results of Operations           9-12

PART II.        Other Information                                         13-14

                Signatures                                                   15

EXHIBIT 11.     STATEMENT REGARDING COMPUTATION OF PER SHARE
                   EARNINGS (LOSS)                                           16

EXHIBIT 27.     FINANCIAL DATA SCHEDULE                                      17

PART I.  FINANCIAL INFORMATION                     Item 1.  Financial Statements

                   MECKLERMEDIA CORPORATION AND SUBSIDIARIES
                   -----------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                     JUNE 30, 1997 AND SEPTEMBER 30, 1996
                     ------------------------------------
          (Dollars in thousands, except share and per share amounts)
          ----------------------------------------------------------

                                           June 30,     September 30,
                                             1997           1996
                                          -----------   -------------
                                          (Unaudited)
                ASSETS
CURRENT ASSETS:
     Cash and cash equivalents              $21,964        $19,859
     Accounts receivable, less
       allowances of $1,193 and $647,
       respectively                          17,464          7,327
     Current note receivable                    225            213
     Inventory                                  921            511
     Prepaid trade show expenses              3,045          2,265
     Deferred income taxes                    1,895              -
     Prepaid expenses and other                 464            584
                                            -------        -------
         Total current assets                45,978         30,759

DEFERRED PROMOTION COSTS AND OTHER
  ASSETS                                        227            719

PROPERTY AND EQUIPMENT:
     Computer equipment                       2,452          1,497
     Furniture, fixtures and equipment          917            517
     Leasehold improvements                     327            297
                                            -------        -------
                                              3,696          2,311

     Less: Accumulated depreciation
       and amortization                      (1,164)          (652)
                                            -------        -------
                                              2,532          1,659

INTANGIBLE ASSETS, net of accumulated
  amortization of $783 and $193,
  respectively                                3,741          1,449
                                            -------        -------
         Total assets                       $52,478        $34,586
                                            =======        =======

          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                   MECKLERMEDIA CORPORATION AND SUBSIDIARIES
                   -----------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                     JUNE 30, 1997 AND SEPTEMBER 30, 1996
                     ------------------------------------
          (Dollars in thousands, except share and per share amounts)
          ----------------------------------------------------------

                                                June 30,     September 30,
                                                  1997           1996
                                               -----------   -------------
                                               (Unaudited)
        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                            $ 3,270        $ 2,876
     Accrued expenses                              6,291          2,312
     Deferred magazine revenue                     2,778          2,586
     Deferred trade show revenue                  20,708         12,138
                                                 -------        -------
         Total current liabilities                33,047         19,912

DEFERRED MAGAZINE REVENUE - LONG-TERM                375            281
                                                 -------        -------
         Total liabilities                        33,422         20,193

COMMITMENTS AND CONTINGENCIES                          -              -

STOCKHOLDERS' EQUITY:
     Preferred stock ($.01 par value,
        1,000,000 shares authorized, no
        shares issued and outstanding)                 -              -
     Common stock ($.01 par value,
        35,000,000 shares authorized,
        8,518,029 and 8,479,243 shares
        issued and outstanding at June 30,
        1997 and September 30, 1996,
        respectively)                                 85             85
     Additional paid-in capital                   24,627         23,348
     Treasury stock, at cost (10,000
        shares in 1997)                             (172)             -
     Accumulated deficit                          (5,385)        (9,050)
     Foreign currency translation
        adjustment                                   (99)            10
                                                 -------        -------
         Total stockholders' equity               19,056         14,393
                                                 -------        -------
         Total liabilities and stockholders'
            equity                               $52,478        $34,586
                                                 =======        =======

          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                   MECKLERMEDIA CORPORATION AND SUBSIDIARIES
                   -----------------------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
              THREE AND NINE MONTHS ENDED JUNE 30, 1997 AND 1996
              --------------------------------------------------
                                  (UNAUDITED)
                                  -----------

               (Dollars in thousands, except per share amounts)
               ------------------------------------------------

                                          Three Months Ended  Nine Months Ended
                                               June 30             June 30
                                          ------------------  -----------------
                                            1997      1996      1997      1996
                                          -------   -------   -------   -------
REVENUES:
     Trade shows                          $   865   $ 5,971   $26,987   $11,865
     Magazines and newspaper                4,524     4,649    14,817    10,954
     Other                                    881       990     2,468     1,681
                                          -------   -------   -------   -------
                                            6,270    11,610    44,272    24,500
                                          -------   -------   -------   -------

COST OF SALES AND DIRECT COSTS:
     Trade shows                              128     2,997    13,598     6,987
     Magazines and newspaper                3,961     2,925    10,421     7,167
     Other                                    404       438     1,254       699
                                          -------   -------   -------   -------
                                            4,493     6,360    25,273    14,853
                                          -------   -------   -------   -------

Gross profit after cost of sales and
   direct costs                             1,777     5,250    18,999     9,647

OPERATING EXPENSES:
     Advertising, promotion and selling     2,834     2,550    10,089     7,064
     General and administrative             2,196     2,410     6,844     5,235
                                          -------   -------   -------   -------
Operating income (loss)                    (3,253)      290     2,066    (2,652)
                                          -------   -------   -------   -------

     Interest income, net                     279       243       825       750
                                          -------   -------   -------   -------

Income (loss) before income taxes          (2,974)      533     2,891    (1,902)
Provision (benefit) for income taxes       (1,046)       20      (773)       65
                                          -------   -------   -------   -------

Net income (loss)                         $(1,928)  $   513   $ 3,664   $(1,967)
                                          =======   =======   =======   =======

Income (loss) per share                    $(0.23)    $0.06     $0.42    $(0.23)
                                          =======   =======   =======   =======

Weighted average number of common
   shares and equivalents                   8,512     8,720     8,773     8,405
                                          =======   =======   =======   =======

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                   MECKLERMEDIA CORPORATION AND SUBSIDIARIES
                   -----------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                   NINE MONTHS ENDED JUNE 30, 1997 AND 1996
                   ----------------------------------------
                                  (UNAUDITED)
                                  -----------
                            (Dollars in thousands)
                            ----------------------

                                               Nine            Nine
                                           Months Ended    Months Ended
                                          June 30, 1997   June 30, 1996
                                          -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                       $  3,664        $(1,967)
     Adjustments to reconcile net cash
       provided by operations-
          Depreciation and amortization         1,102            362
          Accretion of interest income
            on note receivable                    (20)           (32)
          Deferred income tax benefit          (1,098)             -
     Changes in assets and liabilities -
          (Increase) in accounts
            receivable                        (10,136)        (4,545)
          (Increase) decrease in
            inventory                            (410)           225
          (Increase) in prepaid trade
            show expenses                        (780)           (25)
          Decrease (increase) in
            prepaid expenses and other            133           (106)
          Decrease in deferred
            promotion costs                       274             26
          Increase in accounts payable
            and accrued expenses                4,373          2,019
          Increase in deferred magazine
            revenue                               286            882
          Increase in deferred trade
            show revenue                        8,570          3,531
          (Decrease) in deferred book
            revenue                                 -           (117)
                                             --------        -------
               Net cash provided by
                 operating activities           5,958            253
                                             --------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from note receivable                212            200
     Sales of short-term investments                -          9,947
     Purchases of short-term investments            -         (9,947)
     Additions to property and equipment       (1,385)          (697)
     Additions to intangibles                  (2,882)          (593)
                                             --------        -------
               Net cash used in
                 investing activities          (4,055)        (1,090)
                                             --------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of options            483            355
     Purchase of treasury stock                  (172)             -
     Repayment of notes and loans                   -            (14)
                                             --------        -------
               Net cash provided by
                 financing activities             311            341
                                             --------        -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH          (109)            29
                                             --------        -------

Net increase (decrease) in cash and
  cash equivalents                              2,105           (467)
                                             --------        -------

CASH AND CASH EQUIVALENTS, beginning of
  period                                       19,859         19,442
                                             --------        -------

CASH AND CASH EQUIVALENTS, end of period     $ 21,964        $18,975
                                             --------        -------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW:
     Cash paid for interest                  $     -         $     1
     Cash paid for income taxes              $    150        $    72

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                   MECKLERMEDIA CORPORATION AND SUBSIDIARIES
                   -----------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                 JUNE 30, 1997
                                 -------------
                                  (UNAUDITED)
                                  -----------
                 (Dollars in thousands, except per share data)
                  -------------------------------------------
(1)  The Company:
     -----------

The Company is a leading provider of information about the Internet through its
(i) INTERNET WORLD and INTERNET SHOPPER EXPO trade shows and conferences, (ii) publication of INTERNET WORLD, a monthly general circulation magazine, (iii) publication of WEB WEEK, a weekly business-to-business controlled circulation newspaper, (iv) publication of INTERNET SHOPPER, a quarterly general circulation magazine, and (v) INTERNET.COM (formerly iWORLD), the Company's Web site for Internet news and information resources. Since all of the Company's products and services relate to providing Internet-related information to business and information technology professionals, and consumers, the Company's success is dependent on the continued growth of the Internet.

(2)  Basis of Presentation:
     ---------------------

The accompanying unaudited financial statements have been prepared from the books and records of the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that these unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's report on Form 10-KSB for the fiscal year ended September 30, 1996. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been reflected in such financial statements. Certain of the Company's operations are cyclical in nature. The number and size of INTERNET WORLD trade shows held in the United States in a particular quarter has and will continue to significantly impact the Company's quarterly results. Accordingly, presentation of quarterly results of operations is not necessarily indicative of annual results or trends. The Company now holds INTERNET WORLD trade shows in the United States in its first, second, and fourth fiscal quarters.

Certain amounts have been reclassified in the prior year statements to conform to the current year presentation.

The Company does not believe any recently issued accounting standards will have a material impact on its financial condition or results of operations.

(3)  Inventory:
     ---------

Components of inventory include:

                                                June 30,   September 30,
                                                  1997          1996
                                                --------   -------------
                Paper                             $ 602        $   -
                Work-in-process                     319          437
                Finished goods                        -           74
                                                  -----        -----
                                                  $ 921        $ 511
                                                  =====        =====

(4)  Income Taxes:
     ------------

Income taxes are provided at the projected annual effective tax rate. The provision (benefit) for income taxes for the fiscal 1997 interim period differs from the federal statutory rate due primarily to the reduction of valuation allowances for net operating loss carryforwards. During the three months ended June 30, 1997, the

Company eliminated valuation allowances for future federal and state income tax benefits to recognize a deferred income tax asset of approximately $1.9 million, of which approximately $800,000 related to disqualifying incentive stock option dispositions which was credited to additional paid-in capital. The recognized deferred tax asset is based upon expected utilization of net operating loss carryforwards and reversal of certain temporary differences. The ultimate realization of the deferred income tax asset will require aggregate taxable income of approximately $5.0 million in future periods which, based on the trends of operations, the Company believes is more likely than not.

(5)  Common Stock:
     ------------

On December 23, 1996, the Company's Board of Directors authorized the Company to purchase up to $2.0 million of the Company's common stock in the public market. On May 15, 1997, the Company purchased 10,000 shares of its common stock for $172,000.

                                                                         Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                     ------------------------------------
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ------------------------------------------------

INTRODUCTION
------------

Certain of the Company's operations are cyclical in nature. The number and size of INTERNET WORLD trade shows held in the United States in a particular quarter has and will continue to significantly impact the Company's quarterly results. Accordingly, presentation of quarterly results of operations is not necessarily indicative of annual results or trends. The Company now holds INTERNET WORLD trade shows in the United States in its first, second, and fourth fiscal quarters.

Since 1993, the Company has focused its efforts toward the Internet, launching INTERNET WORLD magazine in August 1993. The Company launched its INTERNET WORLD trade shows in 1994. In addition, the Company added its WEB WEEK newspaper and INTERNET.COM World-Wide Web site (formerly iWorld) in 1995. The Company launched INTERNET SHOPPER magazine in March 1997, and its INTERNET SHOPPER EXPO trade show in April 1997. Since all of the Company's products and services relate to providing Internet-related information to business and information technology professionals, and consumers, the Company's success is dependent on the continued growth of the Internet.

RESULTS OF OPERATIONS
---------------------

Comparison of the Three Months Ended June 30, 1997 and 1996

Revenues. Revenues for the three months ended June 30, 1997, decreased 46% to approximately $6.3 million from $11.6 million for the comparable period in fiscal 1996. Trade show revenues for the three months ended June 30, 1997, of approximately $865,000 decreased by approximately $5.1 million, from the comparable period in fiscal 1996. This decrease was due primarily to the timing of Spring INTERNET WORLD 1997, which had paid exhibition space of approximately 290,000 square feet and was held in the second quarter of fiscal 1997 while Spring INTERNET WORLD 1996, which had paid exhibition space of 120,000 square feet was held in the third quarter of fiscal 1996. Revenues from magazines and newspaper decreased approximately $125,000 due to lower advertising revenues from INTERNET WORLD offset by the growth in advertising from WEB WEEK which was partially related to the increase in frequency to 11 issues published in the three months ended June 30, 1997, compared to six issues in the same period of the prior year. The conversion of WEB DEVELOPER from a bimonthly print magazine to an online daily publication in May 1997 also contributed to the decrease in magazine and newspaper revenue. Offsetting this was the launch of INTERNET SHOPPER, which contributed approximately $200,000 to magazine and newspaper revenues for the period. Other revenues decreased to $881,000 for the three months ended June 30, 1997, from $990,000 in the comparable period in fiscal 1996, due primarily to decreased book sales offset by increased list rentals and advertising and other revenues from INTERNET.COM, the Company's Web site for Internet news and information resources.

Cost of sales and direct costs. Cost of sales and direct costs include the costs associated with producing its trade shows and costs associated with editing, producing and distributing the Company's publications. Cost of sales and direct costs for the three months ended June 30, 1997, decreased to approximately $4.5 million from $6.4 million for the comparable period in fiscal 1996. Trade show cost of sales and direct costs for the three months ended June 30, 1997, decreased by approximately $2.9 million to $128,000 from the comparable period in fiscal 1996. The decrease was due to the timing of Spring INTERNET WORLD 1997 which was held in the second quarter of fiscal 1997. In fiscal 1996, Spring INTERNET WORLD 1996 was held during the three months ended June 30, 1996. Gross profit after cost of sales and direct costs for trade shows for the three months ended June 30, 1997, decreased by $2.2 million to approximately $737,000 million from $3.0 million for the comparable period in fiscal 1996. This decrease is primarily attributable to the timing of the Spring INTERNET WORLD show, offset by the costs incurred in fiscal 1996 associated with canceling the Company's future VR WORLD trade shows. Magazine and newspaper cost of sales and direct costs increased by approximately $1.0 million for the three month period ended June 30, 1997, from the comparable period for fiscal 1996. Of this increase, $1.1 million related to the change in publication frequency of WEB WEEK newspaper from monthly to weekly and $213,000 related to the launch of INTERNET SHOPPER in March 1997, offset by a decrease in cost of sales and direct costs of $326,000 for INTERNET WORLD. The cost of sales and direct costs associated with magazines and newspaper increased from approximately 63% to 88% of magazine and newspaper revenue. This percentage increase is a function of the increase in frequency of WEB WEEK from biweekly to weekly, converting WEB DEVELOPER from a bimonthly print magazine to an online daily publication in May 1997, and the launch of INTERNET SHOPPER in March 1997. Gross profit after cost of sales and direct costs for magazines and newspaper for the three months ended June 30, 1997, decreased 67% to approximately $563,000 from $1.7 million for the comparable period in fiscal 1996. Cost of sales and direct costs for other revenues decreased to $404,000 for the three month period ended June 30, 1997, compared to $438,000 in the comparable period in fiscal 1996, due primarily to the decreased costs incurred for the production of books.

Advertising, promotion and selling expenses. Advertising, promotion and selling expenses represent costs related to circulation and promotion, including direct mail, newsstand promotion and fulfillment expense, sales commissions, and advertising and marketing staff. In addition, advertising, promotion and selling expenses include the amortization of deferred promotion costs. Advertising, promotion and selling expenses for the three months ended June 30, 1997, increased 11% to approximately $2.8 million from $2.6 million for the comparable period in fiscal 1996. Of this increase, approximately $300,000 related to the launch of INTERNET SHOPPER magazine.

General and administrative expenses. General and administrative expenses include salaries, depreciation, amortization, telecommunications, insurance and professional fees. General and administrative expenses for the three months ended June 30, 1997, decreased 9% to approximately $2.2 million from $2.4 million for the comparable period in fiscal 1996. Approximately $519,000 of this decrease was due to reduced professional fees for trademarks and other matters partially offset by increased depreciation and amortization expense of $158,000. The Company anticipates that future general and administrative expenses will increase in the aggregate, although such expenses are expected to continue to decline as a percentage of revenue.

Income taxes. Income taxes are provided at the projected annual effective tax rate. The income tax benefit for the three months ended June 30, 1997, of $1.0 million represents the elimination of valuation allowances due to the anticipated utilization of net operating loss carryforwards in fiscal 1998. For the same period in fiscal 1996, the provision for income taxes of $20,000 was for state capital taxes.

Comparison of the Nine Months Ended June 30, 1997 and 1996

Revenues. Revenues for the nine months ended June 30, 1997, increased $19.8 million, or 81%, to approximately $44.3 million from $24.5 million for the comparable period in fiscal 1996. Trade show revenues for the nine months ended June 30, 1997, of approximately $27.0 million increased by approximately $15.1 million, or 127%, from the comparable period in fiscal 1996. This increase was due primarily to the increase in exhibition space sales and registrations related to Fall INTERNET WORLD 1996 and Spring INTERNET WORLD 1997, which had paid exhibition space of approximately 240,000 and 290,000 square feet, respectively, compared to 60,000 and 120,000 square feet for Fall INTERNET WORLD 1995 and Spring INTERNET WORLD 1996. Approximately $3.9 million of the revenue increase for the nine months ended June 30, 1997, compared to the nine month period of fiscal 1996, was a result of greater revenues from magazines and newspaper, including $3.2 million related to the growth in advertising from WEB WEEK which was partially related to the increase in frequency to 25 issues published in the first nine months of fiscal 1997 compared to 12 issues in the same period of the prior year, and $394,000 related to the advertising and paid circulation of INTERNET SHOPPER magazine, which was launched in March 1997. Growth in advertising and paid circulation of WEB DEVELOPER, which was converted from a bimonthly print magazine to an online daily publication in May 1997, also contributed $420,000 of the revenue increase for the period. Other revenues increased $787,000 for the nine months ended June 30, 1997, from $1.7 million in the comparable period in fiscal 1996, due primarily to increased list rentals, advertising and other revenues from INTERNET.COM, the Company's Web site for Internet news and information resources, and royalties from publishing licensing arrangements.

Cost of sales and direct costs. Cost of sales and direct costs include the costs associated with producing its trade shows and costs associated with editing, producing and distributing the Company's publications. Cost of sales and direct costs for the nine months ended June 30, 1997, increased to approximately $25.3 million from $14.9 million for the comparable period in fiscal 1996. Trade show cost of sales and direct costs for the nine months ended June 30, 1997, increased by approximately $6.6 million to $13.6 million from $7.0 million for the comparable period in fiscal 1996. The increase was due to the expansion of Fall INTERNET WORLD 1996 and Spring INTERNET WORLD 1997. Gross profit after cost of sales and direct costs for trade shows for the nine months ended June 30, 1997, increased $8.5 million to approximately $13.4 million from $4.9 million for the comparable period in fiscal 1996. The cost of sales and direct costs associated with trade shows decreased from 59% to 50% of trade show revenue. This percentage decrease is primarily attributable to the efficiencies of the larger Fall and Spring INTERNET WORLD shows as well as the elimination of costs incurred in fiscal 1996 associated with producing the Company's December 1995 VR WORLD trade show and in canceling the Company's future VR WORLD trade shows. Magazine and newspaper cost of sales and direct costs increased by approximately $3.3 million for the nine month period ended June 30, 1997, from the comparable period for fiscal 1996. Of this increase, $2.7 million related to the change in publication frequency of WEB WEEK newspaper from monthly to weekly, and $200,000 related to converting WEB DEVELOPER from a bimonthly print magazine to an online daily publication in May 1997. The launch issue of INTERNET SHOPPER in March 1997 also contributed to the increase in magazine cost of sales and direct costs. The cost of sales and direct costs associated with magazines and newspaper increased from approximately 65% to 70% of magazine and newspaper revenue. Gross profit after cost of sales and direct costs for magazines and newspaper for the nine months ended June 30, 1997, increased 16% to approximately $4.4 million from $3.8 million for the comparable period in fiscal 1996. Cost of sales and direct costs for other revenues increased to $1.3 million for the nine month period ended June 30, 1997, compared to $699,000 in the comparable period in fiscal 1996, due primarily to the expansion of the Company's INTERNET.COM Web site, the write-down of book inventory and costs associated with list rentals.

Advertising, promotion and selling expenses. Advertising, promotion and selling expenses represent costs related to circulation and promotion, including direct mail, newsstand promotion and fulfillment expense, sales commissions, and advertising and marketing staff. In addition, advertising, promotion and selling expenses include the amortization of deferred promotion costs. Advertising, promotion and selling expenses for the nine months ended June 30, 1997, increased 43% to approximately $10.0 million from $7.1 million for the comparable period in fiscal 1996. Of this increase, approximately $1.4 million related to increased selling expense for WEB WEEK, $567,000 related to INTERNET WORLD, $548,000 related to increased costs associated with INTERNET.COM, and $490,000 related to the launch of INTERNET SHOPPER.

General and administrative expenses. General and administrative expenses include salaries, depreciation, amortization, telecommunications, insurance and professional fees. General and administrative expenses for the nine months ended June 30, 1997, increased 31% to approximately $6.8 million from $5.2 million for the comparable period in fiscal 1996. In addition to the other costs required to support current operations and the anticipated growth of the Company, approximately $762,000 of this increase was due to personnel costs and $740,000 was due to increased depreciation and amortization expense. The Company anticipates that future general and administrative expenses will increase in the aggregate, although such expenses are expected to continue to decline as a percentage of revenue.

Income taxes. Income taxes are provided at the projected annual effective tax rate. The income tax benefit for the nine months ended June 30, 1997 of $773,000, primarily relates to the elimination of valuation allowances due to the anticipated utilization of the net operating loss carryforwards in fiscal 1998, offset by foreign income taxes and state capital taxes. For the same period in fiscal 1996, the provision for income taxes of $65,000 was for state capital taxes.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Since the beginning of fiscal 1994, the Company's primary sources of liquidity have been the proceeds from sales of assets, borrowing under lines of credit that have been repaid, its public offerings in February 1994 and August 1995 and operations. Through its public offerings, the Company realized net proceeds, after offering expenses and underwriters' discounts, of approximately $20.7 million. At June 30, 1997, the Company had cash and cash equivalents of approximately $22.0 million, compared to $19.9 million at September 30, 1996. Operating activities for the nine months ended June 30, 1997, provided approximately $6.0 million in cash, due primarily to net income of approximately $3.7 million for the period and changes in components of working capital.

The Company's accounts receivable increased to approximately $17.5 million at June 30, 1997, from $7.3 million at September 30, 1996, primarily as a result of advance billings for exhibit space in future trade shows and the growth in advertising revenues in the period. Accounts payable and accrued expenses increased to approximately $9.6 million primarily as a result of expanded domestic and international trade show activity. Deferred magazine revenue increased to approximately $3.2 million at June 30, 1997, from approximately $2.9 million at September 30, 1996, reflecting growth in the subscription levels of the Company's magazines. Deferred trade show revenue increased to $20.7 million at June 30, 1997, from $12.1 million at September 30, 1996, primarily as a function of advanced billings for Summer 1997, Fall 1997, and Spring INTERNET WORLD 1998 trade shows.

The Company had capital expenditures of approximately $1.4 million for the nine months ended June 30, 1997. This was primarily due to an increase in computer equipment and software purchases required for the Company's general operating activities and its INTERNET.COM Web site. The Company anticipates that the level of capital expenditures will decrease for the remainder of fiscal 1997. During the nine months ended June 30, 1997, the Company also incurred approximately $2.9 million for Web site acquisitions and for expenditures to register its various trade names in the United States and throughout the world.

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

            Votes For             Votes Against             Abstain
            ---------             -------------             -------
            6,644,169                 19,077                 2,463

         3. Proposal to appoint Arthur Andersen LLP, independent accountants, to act as auditors for the Registrant for the year ending September 30, 1997.

            Votes For             Votes Against             Abstain
            ---------             -------------             -------
            6,662,535                 2,016                  1,158

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


                             MECKLERMEDIA CORPORATION


Dated:  August 5, 1997       /s/  Alan M. Meckler
                             ---------------------------------------------------
                             Alan M. Meckler
                             Director, Chairman of the Board,
                             President and Chief Executive Officer
                             (Principal Executive Officer)


Dated: August 5, 1997        /s/  Christopher S. Cardell
                             ---------------------------------------------------
                             Christopher S. Cardell
                             Director, Executive Vice President, Chief Operating
                             Officer and Chief Financial Officer