Form 10-K
period 1997-09-30
MECKLERMEDIA CORP
filed 1997-12-01
CIK 916759

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

(Mark One)
[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ending September 30, 1997.
[   ]  Transition report under Section 13 or 15(d) of the Securities Exchange
       Act of 1934 [No Fee Required] for the transition period from _________________ to _________________.

COMMISSION FILE NUMBER:  0-23364

                           MECKLERMEDIA CORPORATION
                           ------------------------
            (Exact name of Registrant as specified in its charter)

              Delaware                                       06-1385519
-----------------------------------                 ----------------------------
    (State or other jurisdiction of                         (IRS Employer
     incorporation or organization)                     Identification No.)


           20 Ketchum Street
         Westport, Connecticut                                  06880
      ---------------------------                              -------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:  (203) 226-6967

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting common stock held by non-affiliates of the Registrant as of November 24, 1997, based upon the last sale price of such common stock on that date as reported by the NASDAQ National Market was $185,734,886.

The number of shares of the Registrant's Common Stock outstanding as of November 24, 1997, was 8,539,535.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held in 1998 are incorporated by reference in Part III of this Report. Except as expressly incorporated by reference, Registrant's Proxy Statement shall not be deemed to be part of this Form 10-K.

PART I

ITEM 1.  BUSINESS
-----------------

INTRODUCTION

The Company is a leading provider of information about the Internet through its
(i) INTERNET WORLD trade shows and conferences, (ii) publication of INTERNET WORLD, a monthly general circulation magazine, (iii) publication of WEB WEEK, a weekly business-to-business controlled circulation newspaper, (iv) publication of INTERNET SHOPPER, a bimonthly general circulation magazine, and (v) INTERNET.COM (formerly iWORLD), the Company's Web site for Internet news and information resources. Since all of the Company's products and services relate to providing Internet-related information to business and information technology professionals, and consumers, the Company's success is dependent on the continued growth of the Internet.

The Company develops and produces INTERNET WORLD trade shows and conferences for the Internet industry. Each trade show consists of seminars, tutorials and an exhibit hall in which organizations pay for exhibition space. The Company's principal INTERNET WORLD trade shows are held in the fall, spring, and summer of each year in New York City, Los Angeles, and Chicago, respectively. These events are among the largest trade shows devoted exclusively to the Internet and the World Wide Web. The Company produced 21 and currently plans to produce 28 Internet-related trade shows and conferences in fiscal 1997 and 1998, respectively. Of the 21 trade shows produced in fiscal 1997, the Company's four United States and Canada trade shows are wholly-owned and the remaining 17 international trade shows are equity investments with the Company's investment interests ranging from 25% to 50%. Of the trade shows planned for fiscal 1998, 24 are planned to be held outside of the United States and Canada all of which are equity investments, except for the Company's United Kingdom trade show which is now wholly-owned as a result of a November 1997 acquisition.

INTERNET WORLD is a leading magazine devoted exclusively to the Internet. INTERNET WORLD, launched in 1993, was the first magazine on the market exclusively edited for Internet users. INTERNET WORLD provides its audience of approximately 350,000 paid subscribers and newsstand buyers with information and analysis about trends and technologies shaping the Internet as well as key issues of fundamental importance to the community of Internet users. As part of its comprehensive coverage, INTERNET WORLD also presents profiles of the key companies, people, and products that impact the Internet's growth and development. The first newsstand issue of INTERNET WORLD, published in October 1993, had paid circulation of approximately 18,000 and contained 16 pages of paid advertising. The October 1997 issue of INTERNET WORLD had paid circulation of approximately 350,000 and contained 67 pages of paid advertising. INTERNET WORLD's appeal to advertisers is enhanced by an audit of its circulation performed by BPA International, one of two recognized independent circulation auditing agencies.

WEB WEEK, a controlled circulation newspaper focused on Internet technology and electronic commerce, released its first issue in April 1995 as a monthly publication, and increased its frequency in April 1996 to biweekly, and to weekly in March 1997. As a resource for covering the latest innovations for the Internet as well as Web technology for Intranets, WEB WEEK reaches over 125,000 qualified Web professionals with news, product analysis, and information.

INTERNET SHOPPER, a bimonthly general circulation magazine launched in March 1997, targets consumers in the market buying online products and services. It provides insight, tips, reviews, and how-to information for consumers who buy online, and includes sections covering computers, travel, money and finance, apparel, luxury goods, entertainment, gifts, and more.

The Company's principal executive office is located at 20 Ketchum Street, Westport, Connecticut 06880, telephone: (203) 226-6967.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

Please refer to the Notes to Consolidated Financial Statements, Note 11 for segment information.

INTERNET AND INTRANETS

The Internet. The Internet is a global collection of connected computers that allows commercial and professional organizations, educational institutions, government agencies, and consumers to communicate electronically, access and share information, and conduct business.

Expansion of Internet Usage. Although the nature of the Internet makes a precise count impossible, according to Intelliquest, there were approximately 51 million Internet users in the United States as of June 1997, an increase of approximately 16 million users, or 46%, since July 1996. The continued increase in the use of the Internet has resulted from recent technological advances, including greater performance and capabilities of personal computers, improved browser software, availability of low-cost, high-speed modems, as well as increased business and consumer awareness of the potential advantages of the Internet. A growing number of employees within organizations have access to the Internet through their existing corporate networks. The Internet has emerged as a new low-cost, world wide medium for business-to-business marketing and communication. Any business can now establish and maintain a global presence, and market and distribute its products and services electronically. Internet advertising spending for the first half of calendar 1997 was up $344 million, or 322%, from the comparable period of the prior year according to the Internet Advertising Bureau. Jupiter Communications, Inc. predicts Internet spending will reach $5 billion by the year 2000. Other elements contributing to the expansion of the Internet include the proliferation of low cost access as a result of the rapid growth of Internet service providers.

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

Intranet Market Development. Intranets, private Internet networks that typically connect to the Internet through a firewall, are becoming increasingly indispensable to companies around the world. As of September 1997, 59% percent of U.S. companies and 38% of European companies already have an Intranet. These percentages are expected to increase in 1998 to 77% and 75%, respectively, and by the year 2001 it is expected there will be 133 million Intranet users around the globe. Companies are using Intranets for email and collaboration, document management, group scheduling and corporate directories. The main attraction of adopting an Intranet is usability and relative low cost with high investment returns. (Source: International Data Corporation, Nua Internet Surveys)

PRODUCTS AND SERVICES

The Company's products and services consist of the following:

TRADE SHOWS

INTERNET WORLD Trade Shows. The Company produces INTERNET WORLD trade shows for the Internet industry. Each trade show consists of seminars and tutorials and an exhibit hall in which organizations pay for exhibition space and ancillary services. The Company's principal wholly-owned trade shows are held in the fall, spring, and summer of each year in New York City, Los Angeles, and Chicago, respectively. The Company also produces a wholly-owned trade show in Canada each year. In addition, in fiscal 1997 the Company produced 17 trade shows outside the United States and Canada, all of which are equity investments in which the Company's investment interests range from 25% to 50%. In fiscal 1998, the Company has plans to produce 24 international trade shows throughout Mexico, South America, Europe, the Middle East, Asia and Australia. Of these 24 international trade shows, the Company's United Kingdom trade show is wholly-owned and the remaining 23 are equity investments.

The Company has experienced significant growth in its Fall and Spring INTERNET WORLD trade shows. The Company's Fall INTERNET WORLD 1996 and Spring INTERNET WORLD 1997 shows had paid exhibition space of approximately 530,000 square feet compared to 180,000 square feet for the comparable 1996 shows. Summer INTERNET WORLD, which was launched in July 1997, had paid exhibition space of 90,000 square feet. The Company sold, in the aggregate, approximately 655,000 square feet of exhibition space for its four wholly-owned United States and Canada trade shows in fiscal 1997 compared to approximately 200,000 square feet in fiscal 1996. The Company already has under contract over

550,000 square feet of exhibition space for its wholly-owned United States and Canada shows for fiscal 1998 at prices approximately 20% higher than in fiscal 1997.

MAGAZINES AND NEWSPAPER

INTERNET WORLD Magazine. INTERNET WORLD is a four-color magazine containing news concerning the Internet, expert commentary on the Internet, profiles of Internet users, examples of Internet applications and reviews of new World Wide Web sites, software, databases, discussion groups and other new Internet-related products and services. The Company published one issue of INTERNET WORLD in fiscal 1993, eight issues in fiscal 1994, 11 issues in fiscal 1995 and 12 issues in fiscal 1996 and 1997. The newsstand price currently is $4.95 per issue. The subscription rate varies from an introductory rate of $14.97 per year to a basic rate of $29.00 per year. The October 1997 issue of INTERNET WORLD had estimated paid subscription circulation of approximately 312,000 and paid newsstand circulation of approximately 38,000. This issue contained 67 pages of paid advertising.

For the October 1997 issue, INTERNET WORLD magazine's one-time, four-color advertising rate was $15,000 per page as compared to $12,500 per page for the October 1996 issue. INTERNET WORLD's appeal to advertisers is enhanced by an audit of its circulation performed by BPA, one of two recognized independent circulation auditing agencies. Effective with the January 1998 issue, INTERNET WORLD magazine will charge a one-time, four-color rate of $15,680 per page of advertising.

WEB WEEK Newspaper. In April 1995, the Company began publishing WEB WEEK, a controlled circulation business-to-business newspaper. A controlled circulation periodical generally is provided without charge to readers who qualify by meeting certain criteria established by the publisher and relies primarily on space advertising for revenues. WEB WEEK is targeted for the Web development community, including technical experts, company management and content developers who are involved in creating, financing and maintaining sites on the World Wide Web. Effective with the first quarter of fiscal 1998, the Company has approximately 125,000 qualified subscribers for WEB WEEK. WEB WEEK includes information pertaining to electronic commerce, technology infrastructure, strategy and content. The Company believes that WEB WEEK appeals to advertisers that supply sophisticated World Wide Web products and services. In March 1997, the Company changed publication frequency of WEB WEEK from biweekly to weekly. WEB WEEK charges a one-time, four-color rate of $13,770 per page for advertising with the rate increasing to $16,524 with the January 5, 1998 issue.

INTERNET SHOPPER Magazine. In March 1997, the Company began publishing INTERNET SHOPPER, a bimonthly general circulation magazine for consumers shopping on the World Wide Web. The Company published three issues in fiscal 1997 and plans to publish six issues in fiscal 1998. The newsstand price is currently $4.99 per issue. The basic and introductory subscription rate for INTERNET SHOPPER is $19.97 per year. The Fall 1997 issue of INTERNET SHOPPER had estimated paid circulation of approximately 32,000. This issue contained approximately 47 pages of paid advertising. INTERNET SHOPPER charges a one-time, four color rate of $4,370 per page for advertising with the rate increasing to $4,894 effective January 1, 1998.

WEB SITE

INTERNET.COM. In December 1994, the Company introduced INTERNET.COM (formerly iWORLD), a World Wide Web site that contains the latest news and resources for the Internet industry, directories of Internet products and services, back issues of the Company's print publications, and information about the Company's INTERNET WORLD trade shows and conferences. The Company charges a fee for advertising banners on INTERNET.COM. The Company promotes INTERNET.COM and its trade shows in its publications, and users can register for the Company's trade shows and order its publications.

OTHER

The Company generates revenues from renting its subscriber and attendee lists from its publications and trade shows. The Company also receives royalties from publishing licensing agreements.

STRATEGY

The Company's strategy is to expand and capitalize on its position as a leading provider of information about the Internet and includes the following:

Leverage and Cross-Market the INTERNET WORLD Brand. The Company intends to leverage the success and recognition of its INTERNET WORLD brand to cross-promote its publications, trade shows, and its World Wide Web site, INTERNET.COM.

Develop or Acquire New Products and Services. The Company plans to develop new products and services to expand its presence among Internet users. In fiscal 1995, the Company introduced INTERNET.COM, launched in December 1994, and WEB WEEK newspaper, launched in April 1995. In fiscal 1997, the Company launched it's first INTERNET WORLD SUMMER trade show in Chicago, Illinois, held in July 1997. The Company also introduced INTERNET SHOPPER magazine, launched in March 1997. The Company increased the frequency of WEB WEEK from biweekly to weekly in March 1997. There can be no assurance that any new products and services, if introduced, will be successful. The Company may acquire complementary products or businesses as opportunities for such acquisitions arise.

Expand Internationally. The Company's global presence includes licensed editions of its publications throughout Canada, Mexico, Europe, South America, Asia, Australia, and the Middle East. These licensed editions include English, Spanish, Arabic, Korean, Chinese, Turkish, German, Portuguese and Japanese language versions. Since the beginning of fiscal 1995, the Company has announced its plans to produce 24 new INTERNET WORLD trade shows throughout Canada, Mexico, South America, Europe, the Middle East, Asia, and Australia. The Company's trade shows outside the United States, Canada and the United Kingdom are all equity investments in which the Company's investment interests range from 25% to 50%.

SALES AND MARKETING

The Company offers providers of goods and services in the Internet industry three types of advertising media consisting of trade shows, publications and a World Wide Web site. The Company's marketing strategy relies heavily on cross-promotion using several approaches, including promoting its publications and World Wide Web site at its trade shows, advertising its trade shows and World Wide Web site in its publications, and promoting both its trade shows and publications on its World Wide Web site. The Company offers discount packages for customers purchasing advertising space in its publications and exhibition space at its trade shows. Similarly, attendees at Company trade shows are offered discount subscriptions to the Company's publications. The Company mails brochures describing its INTERNET WORLD trade shows to subscribers receiving its magazines and newspaper. The Company also uses advertising in its magazines and newspaper, and trade show registration brochures to attract new subscribers.

The Company typically solicits new subscriptions through direct mail campaigns targeted at subscribers of similar publications or purchasers of related products and services. The Company's direct mail lists are generally rented from mailing list rental firms or product or service vendors. The Company also continuously attempts to renew existing subscribers through direct mail. Periodicals are generally marketed as either paid circulation periodicals or controlled circulation periodicals. A paid circulation periodical is purchased by the reader, either by subscription or at the newsstand. A controlled circulation periodical is generally provided without charge to readers who meet certain criteria established by the publisher and relies exclusively on advertisers in order to generate revenues. INTERNET WORLD and INTERNET SHOPPER are paid circulation magazines while WEB WEEK is a controlled circulation newspaper.

The Company's advertising, exhibit space sales and promotional activities are performed by a 75-person staff consisting of 71 employees and four independent sales representatives. The independent sales representatives do not perform marketing activities for any products that compete with the Company's products. The Company's in-house sales staff is located in Connecticut, California, Massachusetts, New York and the United Kingdom. Advertising sales presentations are made both to marketing staffs within client organizations and to the advertising agencies advising prospective advertisers. The Company's published advertising rates for its general circulation magazines are based on paid circulation and include discounts for multiple insertions. The Company's published advertising rates for WEB WEEK, its controlled circulation newspaper, are based on qualified circulation and include discounts for multiple insertions. Advertising agreements for the Company's general circulation magazines and controlled circulation newspaper generally commit the advertiser to place from one to 12 pages of advertisements within a 12 month period.

PRODUCTION AND DISTRIBUTION

Trade Shows. Trade shows consist of an exhibition hall, seminar programs and ancillary services. The Company contracts with hotels and/or convention centers for meeting rooms and exhibition space. Fees for such space are negotiated based on the amount of space required, guaranteed hotel bookings and the length of the show. The Company typically contracts for facilities for trade shows at least a year in advance. The Company retains seminar speakers on a show-by-show basis, with or without fees as the Company deems necessary or appropriate. The Company co-promotes its international trade shows together with experienced trade show promoters in the various locations where the trade shows are held.

Publications. The Company's publications are designed and edited by a combination of in-house staff and freelance writers. Editorial is laid out on the Company's desktop publishing system. Advertisements are supplied as film, or output to film, and combined with the editorial pages. Editorial and advertising materials are then shipped in film form to printers for production and distribution. The printer labels and mails the Company's publications to subscribers in accordance with subscriber lists maintained by its fulfillment companies. The Company has an agreement with Communications Data Services, Inc. for fulfillment of its general circulation magazine subscriptions, and with Omeda Communications, Inc. for fulfillment of its controlled circulation newspaper. The Company has also retained the right to sell directly to individual subscribers at regular subscription rates.

In November 1994, the Company signed a three year contract with R.R. Donnelley & Sons Company ("R.R. Donnelley") to print its general circulation magazine, INTERNET WORLD. In November 1995, the contract with R.R. Donnelley was amended to include WEB WEEK. The Company is currently negotiating a long-term contract for the printing of INTERNET SHOPPER.

The Company has a newsstand distribution agreement (the "Kable Agreement") with Kable News Company, Inc. ("Kable") pursuant to which Kable has the exclusive right, subject to certain exceptions, to distribute the Company's existing general circulation magazines and a first option to distribute any of the Company's other current and future publications on such terms as Kable and the Company may agree. Kable pays to the Company approximately one-half the cover price for magazines it distributes, less credit for copies returned to Kable by its customers. The Kable Agreement expires in 2001, subject to automatic renewal for subsequent five year terms, unless either party gives notice of termination. In addition to Kable being the Company's primary national distributor, the Company utilizes other distributors in areas where Kable or its wholesaler customers are unable to provide service. These additional distributors are International Periodical Distributors, Ingram Periodicals, Inc., Eastern News and H.R. Nash.

Web Site. INTERNET.COM(formerly iWORLD), the Company's Web site for Internet news and information resources, is designed and edited by a combination of in-house staff and freelance writers. The editorial content and advertising space, which are maintained on the Company's in-house servers, are updated on a daily basis.

BACKLOG

At September 30, 1997, the Company had a backlog of approximately $24.4 million as compared to backlog of approximately $17.2 million at September 30, 1996. The Company anticipates that the majority of its backlog at September 30, 1997 will be recognized as revenue in the next 12 months. This backlog consisted of prepayments for trade show exhibition space and seminar registration, subscriptions for its general circulation magazines and newspaper, and commitments for advertising in the Company's publications. Orders for advertisements are generally cancelable without penalty. The Company's backlog at any particular date may not be indicative of the Company's actual revenues for any succeeding fiscal period.

COMPETITION

The market for Internet related products and services is extremely competitive. The Company's trade shows compete for exhibitors and attendees with trade shows organized by Digital Consulting, Inc., International Data Group, ZD Softbank, Gartner Group, Inc., and to a lesser extent, numerous other technology related trade shows, including personal computer and computer network related shows. Some of the Company's trade show competitors are affiliated with major publishers of technology related books and magazines. The Company's magazines INTERNET WORLD and INTERNET SHOPPER and its newspaper WEB WEEK compete for readers and advertising market share with numerous magazines and newspapers, including general circulation and controlled circulation Internet and personal computer magazines, and with non-print media such as Web sites, television, radio and cable. The Company competes directly with no fewer than 30 magazines and newspapers, and indirectly with numerous other information technology publications. As the number of Internet users has increased dramatically, major magazine publishers, including CMP Media Inc., International Data Group and Ziff-Davis Publishing Company, have recently begun to publish or have announced plans to publish or re-position magazines, newspapers and other periodicals devoted to the Internet. Such competitors have substantially greater financial, sales and marketing resources than the Company. As an online publisher for the Internet industry, the Company's INTERNET.COM Web site competes with numerous other Web sites. There can be no assurance that the Company will not face new or increased competition in its markets. Increased competition could result in significant reductions in the average selling price of the Company's publications, advertising rates and services. In addition, competition could result in increased advertising and promotion expenses which could adversely affect the Company's results of operations.

TRADEMARKS AND COPYRIGHTS

The Company registers each of its publications with the United States Copyright Office. The Company has registered trademarks or service marks on the Principal Register of the United States Patent and Trademark Office (the "PTO") which include "MECKLERMEDIA", "MECKLER", "IW LABS", "WEB DEVELOPER", "INFOCACHE", "ISDEX", "THE LIST", "VR WORLD", "VIRTUAL REALITY WORLD" and it has pending United States trademark applications for the names "INTERNET WORLD", "WEB WEEK", "WEB INTERACTIVE", "INTERNET SHOPPER", "INTERNET SHOPPER WORLD", "iWORLD", "INTERNET.COM", "WW LABS", "INTERNET ADVERTISING REPORT", "WEBADVERTISER", "INTERNET RESELLER", "INTERNET RESELLER NEWS", "INTRANET WORLD", "INFOCACHE", "ISP WORLD", "WORLD WIDE WEB WEEK", "NET DAY", "THE LIST", "BROWSERWATCH", "WEB POINTER", "THE INTERNET MEDIA COMPANY", "WHERE THE INTERNET COMES ALIVE", "WHERE THE INTERNET MEANS BUSINESS", "CONSUMATE WINSOCK APPLICATIONS", "CWSAPPS", "INTERNET NEWS", "INTERNETNEWS.COM", "PUSHWATCH", "PUSHWORLD", "VRML WORLD", "WEB TOOLZ MAGAZINE" and the designs "INTERNET WORLD" and "WHERE WALL STREET MEETS THE WEB". The Company has registered certain of its magazines and trade show titles on the Supplemental Register of the PTO, which confers more limited rights, beyond those available at common law, than does the Principal Register. The Company also has international trademark registrations and has pending trademark applications for certain trademarks in various countries around the world. The Company has no patents, franchises or concessions.

REGULATION

The Company distributes its publications through the United States Postal System, and is subject to regulations concerning the use of the mails, including rate regulations.

EMPLOYEES

As of September 30, 1997, the Company had 182 full time employees. The Company is not party to any collective bargaining agreement and has never experienced a work stoppage, slowdown or strike. The Company believes that it maintains good employee relations.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

The Company's principal executive offices are located in Westport, Connecticut, where it leases an 18,699 square foot facility. In addition, the Company leases sales offices in Wellesley, Massachusetts; New York, New York; Burlingame, California; and London, England. The combined square footage of these locations is approximately 15,000 square feet. The Company believes that these facilities will be adequate to meet its needs through fiscal 1998.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

The Company is not a party to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

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


                 Nominee                   Votes For    Votes Against    Votes Withheld
                 -------                   ---------    -------------    --------------

                 Alan M. Meckler           6,661,318          -               4,391

                 Christopher S. Cardell    6,661,318          -               4,391

                 Wayne A. Martino          6,661,318          -               4,391

                 Michael J. Davies         6,661,318          -               4,391

                 Walter H. Lippincott      6,661,318          -               4,391

                 Gilbert F. Bach           6,661,318          -               4,391

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

PART II
-------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

The Common Stock of the Company began trading publicly on the NASDAQ Small Cap Market on February 18, 1994, under the symbol "MECK". Prior to that date, there was no public market for the Common Stock. The Common Stock has been traded on the NASDAQ National Market under the same symbol since August 4, 1995. On September 19, 1995, the Company paid a 100% stock dividend splitting the Common Stock two for one. The following table sets forth for the periods indicated the high and low sale prices of the Common Stock adjusted for the stock split.


Fiscal 1997                      High        Low
---------------                ---------   -------
1/st/ Quarter                  $23         $16 3/4
2/nd/ Quarter                   29 31/64    17 3/4
3/rd/ Quarter                   27 1/8      17
4/th/ Quarter                   26 1/8      17 7/8

Fiscal 1996
---------------
1/st/ Quarter                  $18 1/2     $10 7/8
2/nd/ Quarter                   16           8 1/2
3/rd/ Quarter                   24 1/2      11 1/4
4/th/ Quarter                   21 3/4      14 1/2

On September 30, 1997, the last sale price of the Common Stock was $23 3/16 per share. As of November 24, 1997, there were 56 holders of record of Common Stock and to the Company's knowledge, approximately 1,589 beneficial holders of Common Stock.

DIVIDEND POLICY

The Company has never declared or paid a cash dividend and does not anticipate doing so in the foreseeable future. The Company expects to retain earnings to finance the expansion and development of its business.

RECENT SALES OF UNREGISTERED SECURITIES

For the fiscal year ended September 30, 1997, the Company did not make any sales of securities which were not registered under the Securities Act of 1933.

ITEM  6. SELECTED FINANCIAL DATA
--------------------------------

The following is selected financial data for Mecklermedia Corporation for the five years ended September 30, 1997.

(In thousands, except for per share amounts)

                                       1997       1996        1995        1994        1993
                                    --------------------------------------------------------
Revenues                              $55,193   $ 30,594    $ 14,487    $  8,326    $ 4,404
Operating income (loss)               $ 1,894    ($4,734)    ($2,854)    ($2,541)      ($16)
Income (loss) per share               $  0.43     ($0.46)     ($0.17)     ($0.64)    ($0.05)
Total assets                          $51,781   $ 34,586    $ 26,700    $  6,656    $ 1,678
Long-term debt                        $     -   $      -    $      -    $      5    $   134
Cash dividends declared per share     $     -   $      -    $      -    $      -    $     -

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

INTRODUCTION
------------

Since 1993, the Company has focused its efforts toward the Internet, launching INTERNET WORLD magazine in August 1993. The Company launched its INTERNET WORLD trade shows in 1994. In addition, the Company added its WEB WEEK newspaper and INTERNET.COM World Wide Web site (formerly iWORLD) in 1995. The Company launched INTERNET SHOPPER magazine in March 1997.

The Company derives its trade show revenues from exhibition and meeting space sales, registration fees, and ancillary services which are recognized at the time of the show. Trade show exhibition space sales are contracted as far as one year in advance of the show. Companies that exhibit at trade shows pay on the basis of the space that their exhibit occupies. The Company also derives revenues from subscription sales and newsstand circulation of its magazines, the sale of paid advertising for its magazines and newspaper, subscriber list rentals, advertising and other revenues from INTERNET.COM, the Company's Web site, and royalties from publishing licensing arrangements. Magazine and newspaper revenues from the sale of advertising for any issue are recognized at the time the issue is circulated. All newsstand magazines are sold on a returnable basis and the Company typically receives approximately 50% of the cover price from the distributor for copies sold. Newsstand revenues are recognized based on the estimated net sales of the issue at the time of distribution, adjusted for prior periods. Historically, adjustments have not been material. Subscriptions are paid in advance and deferred subscription liabilities are recorded at the time of payment. Subscription revenues are recognized over the life of the subscription.

Since fiscal 1995, the Company has experienced significant increases in both revenues and expenses. The primary contributors to the Company's revenue growth during this period were increased exhibition space sales and attendance for INTERNET WORLD trade shows and seminars, increased circulation and paid advertising for its INTERNET WORLD magazine, and increased paid advertising for its WEB WEEK newspaper, increased advertising for its INTERNET.COM Web site, and increased revenues from list rentals. Increased expenses during this period to support the Company's expanding operations were primarily attributable to higher levels of advertising, promotion and selling, and general and administrative expenses. As part of advertising, promotion, and selling expenses, the Company defers realizable promotion costs on most direct mail promotions for its general circulation magazines. These costs are amortized over the periods of the subscriptions generated from these promotions not to exceed one year. The Company anticipates that it will continue to incur significant advertising, promotion and selling expense.

RESULTS OF OPERATIONS
---------------------

1997 COMPARED TO 1996
---------------------

Revenues.  Revenues for the year ended September 30, 1997, increased 80% to
--------
approximately $55.2 million from $30.6 million for the comparable period in fiscal 1996. Trade show revenues for the year ended September 30, 1997, of approximately $32.8 million increased by approximately $20.1 million, or 158%, from the comparable period in fiscal 1996. This increase was due primarily to the increase in exhibition space sales and registrations related to Fall INTERNET WORLD 1996, which had paid exhibition space of approximately 240,000 square feet compared to 60,000 square feet for Fall INTERNET WORLD 1995, an increase of 300%, and the increase in exhibition sales and registrations for Spring INTERNET WORLD 1997, which had paid exhibition space of approximately 290,000 square feet compared to 120,000 square feet for Spring INTERNET WORLD 1996, an increase of 142%. In addition, the Company's newly launched INTERNET WORLD SUMMER trade show, held in July 1997 at McCormick Place in Chicago also contributed to the increase in trade show revenues, offset by the cancellation of the INTERNET WORLD HOME & OFFICE EXPO, WEB INTERACTIVE and WEB DEVELOPER trade shows. Magazines and newspaper revenues increased approximately $3.6 million which included approximately $3.6 million related to the growth in advertising from WEB WEEK, which was partially due to an increase in frequency to 37 issues in fiscal 1997 compared to 17 issues in fiscal 1996 and $557,000 related to the advertising and paid circulation of INTERNET SHOPPER which was launched in March 1997. Offsetting this was the reduction of approximately $600,000 in advertising and circulation revenues from INTERNET WORLD and other magazine revenues. Other revenues increased to approximately $3.3 million for the year ended September 30, 1997, from $2.4 million in the comparable period in fiscal 1996, due primarily to increased list rentals, advertising and other revenues from INTERNET.COM, the Company's Web site for Internet news and information resources, and royalties from publishing licensing arrangements.

Cost of sales and direct costs. Cost of sales and direct costs include the costs associated with producing trade shows and editing, producing and distributing the Company's publications. Cost of sales and direct costs for the year ended September

30, 1997, increased to approximately $31.9 million from $18.6 million for the comparable period in fiscal 1996. Trade show cost of sales and direct costs for the year ended September 30, 1997, increased by approximately $8.4 million to $16.3 million from the comparable period in fiscal 1996. The increase was primarily due to the expansion of both Fall INTERNET WORLD 1996 and Spring INTERNET WORLD 1997, and the introduction of INTERNET WORLD SUMMER trade show, which was new in fiscal 1997. Gross profit after cost of sales and direct costs for trade shows for the year ended September 30, 1997, increased $11.7 million to approximately $16.6 million from $4.9 million for the comparable period in fiscal 1996. The cost of sales and direct costs associated with trade shows decreased from 62% to 50% of trade show revenue. This percentage decrease is primarily attributable to the efficiencies of the larger Fall and Spring INTERNET WORLD shows. Magazine and newspaper cost of sales and direct costs increased by approximately $4.2 million for the year ended September 30, 1997, from the comparable period for fiscal 1996. Of this increase, $3.5 million related to the change in publication frequency of WEB WEEK newspaper from monthly to weekly and $679,000 related to the launch of Internet Shopper in March 1997. The cost of sales and direct costs associated with magazines and newspaper increased from approximately 63% to 73% of magazines and newspaper revenue from fiscal 1996 to fiscal 1997. This percentage increase is a function of the higher costs associated with the increase in publication frequency of WEB WEEK from monthly to weekly and the launch of INTERNET SHOPPER. Gross profit after cost of sales and direct costs for magazines and newspaper for the year ended September 30, 1997, decreased 11% to approximately $5.1 million from $5.7 million for the comparable period in fiscal 1996. Cost of sales and direct costs for other revenues increased to $1.6 million for the year ended September 30, 1997, compared to $1.0 million in the comparable period in fiscal 1996, due primarily to the expansion of the Company's INTERNET.COM Web site for Internet news and information resources and costs associated with list rentals.

Advertising, promotion and selling expenses. Advertising, promotion and selling expenses represent costs related to circulation and promotion, including direct mail, newsstand promotion and fulfillment expense, sales commissions, and advertising and marketing staff. In addition, advertising, promotion and selling expenses include the amortization of deferred promotion costs. Advertising, promotion and selling expenses for the year ended September 30, 1997, increased to approximately $12.5 million from $9.9 million for the comparable period in fiscal 1996. Of this increase, approximately $1.7 million was related to increased salaries and commissions which contributed to the growth of advertising revenue for WEB WEEK.

General and administrative expenses. General and administrative expenses include salaries, depreciation, amortization, telecommunications, insurance and professional fees. General and administrative expenses for the year ended September 30, 1997, increased 31% to approximately $8.9 million from $6.8 million for the comparable period in fiscal 1996. The increase related to costs required to support current and anticipated growth of the Company.
Approximately $1.1 million of this increase was due to personnel costs and $1.0 million was due to increased depreciation and amortization expense. The Company anticipates that future general and administrative expenses will increase in the aggregate, although such expenses are expected to continue to decline as a percentage of revenue.

Operating income. Operating income for the year ended September 30, 1997 was $1.9 million, compared to an operating loss of approximately $4.7 million for fiscal 1996. The Company achieved operating income as a result of revenues increasing 80% to approximately $55.2 million in fiscal 1997 from $30.6 million in fiscal 1996, offset by advertising, promotion, and selling expense increasing 27% to $12.5 million in fiscal 1997 from $9.9 million in fiscal 1996 and general and administrative expenses rising 31% to $8.9 million in fiscal 1997 from $6.8 million in fiscal 1996. The advertising, promotion and selling expense increase was primarily a result of sales commissions resulting from greater advertising revenue and the circulation promotion programs which were implemented to grow the paid circulation of INTERNET SHOPPER. General and administrative expense increased as a result of staff additions and related costs to support the anticipated revenue growth of the Company.

Interest income. Interest income, net for the year ended September 30, 1997, increased to approximately $1.1 million from $1.0 million for the comparable period in fiscal 1996.

Income taxes. The income tax benefit for the year ended September 30, 1997 of $727,000, primarily relates to the elimination of valuation allowances due to the anticipated utilization of the net operating loss carryforwards in fiscal 1998, offset by foreign income taxes and state capital taxes. For fiscal 1996, the provision for income taxes of $135,000 was for foreign income taxes and state capital taxes.

Net income (loss). Based upon the results discussed above, the Company's net income increased to $3.7 million for fiscal 1997 from a net loss of $3.9 million for fiscal 1996.

1996 COMPARED TO 1995

Revenues. Revenues for the year ended September 30, 1996, increased 111% to approximately $30.6 million from $14.5 million for the comparable period in fiscal 1995. Trade show revenues for the year ended September 30, 1996, of approximately $12.7 million increased by approximately $7.4 million, or 141%, from the comparable period in fiscal 1995. This increase was due primarily to the increase in exhibition space sales and registrations related to Fall INTERNET WORLD 1995, which had paid exhibition space of approximately 60,000 square feet compared to 16,500 square feet for Fall INTERNET WORLD 1994, an increase of 264%, and the increase in exhibition sales and registrations for Spring INTERNET WORLD 1996, which had paid exhibition space of approximately 120,000 square feet compared to 40,000 square feet for Spring INTERNET WORLD 1995, an increase of 200%. In addition, the Company's INTERNET WORLD Canada, INTERNET WORLD Home & Office Expo, WEB INTERACTIVE and WEB DEVELOPER trade shows, all of which were new in Fiscal 1996, contributed to the increase in trade show revenues, offset by the sale of the COMPUTERS IN LIBRARIES trade show and the cancellation of the VR WORLD trade show. Magazines and newspaper revenue increased approximately $7.4 million including approximately $5.7 million related to INTERNET WORLD, $2.4 million related to WEB WEEK and $735,000 related to WEB DEVELOPER, offset by the reduction of approximately $1.3 million in revenues from publications divested by the Company. Advertising revenue for INTERNET WORLD increased to approximately $6.5 million for the year ended September 30, 1996, from approximately $2.4 million for the comparable period in fiscal 1995 due to increased advertising volume and increased advertising prices resulting from higher circulation. Circulation revenue increased for INTERNET WORLD to approximately $5.3 million from approximately $3.8 million for the comparable fiscal 1995 period. The increase in circulation revenue reflects the growth in paid circulation which was approximately 320,000 for the October 1996 issue of INTERNET WORLD compared to approximately 227,000 for the October 1995 issue. This increase in paid circulation resulted from responses to direct mail subscription promotions and increased level of single copy sales from newsstands. Other revenues increased to approximately $2.4 million for the year ended September 30, 1996, from $1.1 million in the comparable period in fiscal 1995, due primarily to increased list rentals, advertising and other revenues from INTERNET.COM, the Company's Web site for Internet news and information resources, and royalties from publishing licensing arrangements.

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

Cost of sales and direct costs. Cost of sales and direct costs include the costs associated with producing trade shows, as well as editing, producing and distributing the Company's publications. Cost of sales and direct costs for the year ended September 30, 1996, increased to approximately $18.6 million from $8.9 million for the comparable period in fiscal 1995. Trade show cost of sales and direct costs for the year ended September 30, 1996, increased by approximately $4.3 million to $7.9 million from the comparable period in fiscal 1995. The increase was primarily due to the expansion of both Fall INTERNET WORLD 1995 and Spring INTERNET WORLD 1996, and the introduction of INTERNET WORLD Canada, INTERNET WORLD HOME & OFFICE EXPO, WEB INTERACTIVE and WEB DEVELOPER trade shows, all of which were new in fiscal 1996. In addition, the costs associated with producing the Company's December 1995 VR WORLD trade show and in canceling the Company's future VR WORLD trade shows contributed to the increase in cost of sales and direct costs over the comparable period in fiscal 1995. Gross profit after cost of sales and direct costs for trade shows for the year ended September 30, 1996, increased $3.2 million to approximately $4.9 million from $1.7 million for the comparable period in fiscal 1995. The cost of sales and direct costs associated with trade shows decreased from 67% to 62% of trade show revenue. This percentage decrease is primarily attributable to the efficiencies of the larger Fall and Spring INTERNET WORLD shows. Magazine and newspaper cost of sales and direct costs increased by approximately $4.8 million for the year ended September 30, 1996, from the comparable period for fiscal 1995. This increase was primarily attributable to the higher print orders of INTERNET WORLD magazine which were raised to fulfill a higher level of subscription and newsstand sales, and for direct mail promotions. In fiscal 1996, the print order for INTERNET WORLD totaled approximately 6.4 million copies, a 2.3 million copy increase over the 4.1 million copies for fiscal 1995. The cost of sales and direct costs associated with magazines and newspaper increased from approximately 62% to 63% of magazines and newspaper revenue from fiscal 1995 to fiscal 1996. This percentage increase is a function of the higher costs associated with the recent launch of WEB DEVELOPER and the increase in publication frequency of WEB WEEK from monthly to biweekly, offset by increased revenues received for INTERNET WORLD for advertising and circulation. Gross profit after cost of sales and direct costs for magazines and newspaper for the year ended September 30, 1996, increased 85% to approximately $5.7 million from $3.1 million for the comparable period in fiscal 1995. Cost of sales and direct costs for other revenues increased to $1.0 million for the year ended September 30, 1996, compared to $313,000 in the comparable period in fiscal 1995, due primarily to the expansion of the Company's INTERNET.COM Web site for Internet news and information resources and costs associated with list rentals.

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

Interest income. Interest income, net for the year ended September 30, 1996, increased to approximately $1.0 million from $299,000 for the comparable period in fiscal 1995, due to the investment of the net proceeds from the August 1995 public offering.

Net loss. As discussed above, the Company's net loss resulted primarily from the investments made in the circulation development programs for INTERNET WORLD and WEB WEEK as well as investments in the staff added to support the anticipated revenue growth of the Company.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Since the beginning of fiscal 1994, the Company's primary sources of liquidity have been the proceeds from sales of assets, borrowing under lines of credit that have been repaid, its public offerings in February 1994 and August 1995 and operations. Through its public offerings, the Company realized net proceeds, after offering expenses and underwriters' discounts, of approximately $20.7 million. At September 30, 1997, the Company had cash and cash equivalents of approximately $24.0 million, compared to $19.9 million at September 30, 1996. Operating activities for the year ended September 30, 1997, provided approximately $8.3 million in cash, due primarily to net income of approximately $3.7 million for the period and changes in components of working capital.

The Company's net accounts receivable increased to approximately $4.0 million at September 30, 1997, from $2.9 million at September 30, 1996, as a result of the growth in advertising revenues in the period. Advance billings for future trade shows increased to approximately $9.5 million at September 30, 1997 from $4.4 million at September 30, 1996 primarily as a result of advance billings for Fall 1997, Spring 1998, and Summer 1998 INTERNET WORLD trade shows. Accounts payable and accrued expenses increased to approximately $8.0 million primarily as a result of expanded domestic and international trade show activity. Deferred trade show revenue increased to $21.4 million at September 30, 1997, from $12.1 million at September 30, 1996, primarily as a function of advanced billing for Fall 1997, Spring 1998, and Summer 1998 INTERNET WORLD trade shows.

The Company had capital expenditures of approximately $1.6 million for the year ended September 30, 1997. This was primarily due to an increase in computer equipment and software purchases required for the Company's general operating activities and its INTERNET.COM Web site. The Company anticipates incurring a similar level of capital expenditures in fiscal 1998. During the year ended September 30, 1997, the Company also incurred approximately $3.1 million for Web site acquisitions and for expenditures to register its various trade names in the United States and throughout the world.

The Company realized net proceeds from the exercise of options of $606,000 and expended $172,000 for the purchase of treasury stock for the year ended September 30, 1997.

The Company believes that funds available will be sufficient to meet its obligations and its anticipated capital requirements for the foreseeable future.

INCOME TAX MATTERS
------------------

At September 30, 1997 and 1996, the Company had future U.S. federal and state income tax benefits of approximately $1.8 million and $3.4 million, respectively, which are primarily attributable to net operating losses, the excess of amortization of intangibles for financial reporting purposes over income tax purposes, reserves recorded for financial reporting purposes and inventory capitalization for income tax purposes. The income tax benefit for the year ended September 30, 1997 of $727,000, primarily relates to the elimination of valuation allowances due to the anticipated utilization of the net operating loss carryforwards in fiscal 1998, offset by foreign income taxes and state capital taxes. For fiscal 1996, the provision for income taxes of $135,000 was for foreign income taxes state capital taxes.

At September 30, 1997 and 1996 Mecklermedia UK had future United Kingdom income tax benefits of approximately $591,000 and $566,000, respectively, for which valuation allowances have been fully provided.

INFLATION
---------

Management does not believe that inflation has a material impact on the Company's results of operations. Management believes that it will be able to increase prices to keep pace with inflationary increases in costs without a significant decline in revenues.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-----------------------------------------------------


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                          Page
                                          -----
Report of Independent Public Accountants     16

Consolidated Balance Sheets - September
  30, 1997 and 1996                       17-18

Consolidated Statements of Operations
  for the years ended September 30,
  1997, 1996 and 1995                        19

Consolidated Statements of Changes in
  Stockholders' Equity for the years
  ended September 30, 1997, 1996, and
  1995                                       20

Consolidated Statements of Cash Flows
  for the years ended September 30,
  1997, 1996 and 1995                        21

Notes to Consolidated Financial
  Statements                              22-31

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Mecklermedia Corporation:

We have audited the accompanying consolidated balance sheets of Mecklermedia Corporation (a Delaware corporation) and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mecklermedia Corporation and subsidiaries as of September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997 in conformity with generally accepted accounting principles.


                                                ARTHUR ANDERSEN LLP

Stamford, Connecticut
November 11, 1997

                   MECKLERMEDIA CORPORATION AND SUBSIDIARIES
                   -----------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                          SEPTEMBER 30, 1997 AND 1996
                          ---------------------------
                                 (In thousands)
                                 --------------

                                            1997      1996
                                          -------   -------
                ASSETS

CURRENT ASSETS:
   Cash and cash equivalents              $23,971   $19,859
   Accounts receivable, less
      allowances of $670 and $647,
      respectively                          3,960     2,935
   Advanced billings for trade shows
      (Note 2)                              9,497     4,392
   Current note receivable (Note 10)          230       213
   Inventory (Note 2)                       1,074       511
   Prepaid trade show expenses
      (Note 2)                              3,198     2,265
   Deferred income taxes (Note 3)           1,715         -
   Prepaid expenses and other (Note 2)      1,594       584
                                          -------   -------
         Total current assets              45,239    30,759


DEFERRED PROMOTION COSTS
   AND OTHER ASSETS (Note 2)                  120       719

DEFERRED INCOME TAXES (Note 3)                134         -

PROPERTY AND EQUIPMENT (Note 2):
   Computer equipment                       2,594     1,497
   Furniture, fixtures and equipment          986       517
   Leasehold improvements                     341       297
                                          -------   -------
                                            3,921     2,311
   Less:  Accumulated depreciation
      and amortization                     (1,393)     (652)
                                          -------   -------
                                            2,528     1,659

INTANGIBLE ASSETS, net of accumulated
   amortization of $1,026 and $193,
   respectively (Note 2)                    3,760     1,449
                                          -------   -------

         Total assets                     $51,781   $34,586
                                          =======   =======

          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                   MECKLERMEDIA CORPORATION AND SUBSIDIARIES
                   -----------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                          SEPTEMBER 30, 1997 AND 1996
                          ---------------------------
               (In thousands, except share and per share amounts)
               --------------------------------------------------

                                            1997      1996
                                          -------   -------
  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                       $ 4,219   $ 2,876
   Accrued expenses                         3,780     2,312
   Deferred trade show revenue
      (Note 2)                             21,406    12,138
   Deferred magazine revenue (Note 2)       2,640     2,586
                                          -------   -------
         Total current liabilities         32,045    19,912


DEFERRED MAGAZINE REVENUE - LONG-TERM
   (Note 2)                                   320       281
                                          -------   -------
         Total liabilities                 32,365    20,193

COMMITMENTS AND CONTINGENCIES (Note 4)          -         -

STOCKHOLDERS' EQUITY (Notes 6, 7 and 8):
   Preferred stock ($.01 par value,
      1,000,000 shares authorized,
      no shares issued and outstanding)         -         -
   Common stock ($.01 par value,
      35,000,000 shares authorized,
      8,526,896 and 8,479,243 shares
      issued at September 30, 1997
      and September 30, 1996,
      respectively)                            85        85
   Additional paid-in capital              24,857    23,348
   Treasury stock, at cost (10,000
      shares in 1997)                        (172)        -
   Accumulated deficit                     (5,306)   (9,050)
   Foreign currency translation
      adjustment                              (48)       10
                                          -------   -------
         Total stockholders' equity        19,416    14,393
                                          -------   -------
         Total liabilities and
            stockholders' equity          $51,781   $34,586
                                          =======   =======

          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                   MECKLERMEDIA CORPORATION AND SUBSIDIARIES
                   -----------------------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
             FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
             -----------------------------------------------------

                    (In thousands, except per share amounts)
                    ----------------------------------------

                                            1997       1996       1995
                                          -------    -------    -------
REVENUES:

   Trade shows                            $32,818    $12,717    $ 5,277
   Magazines and newspaper                 19,067     15,511      8,096
   Other                                    3,308      2,366      1,114
                                          -------    -------    -------
                                           55,193     30,594     14,487
                                          -------    -------    -------

COST OF SALES AND DIRECT COSTS:
   Trade shows                             16,255      7,843      3,544
   Magazines and newspaper                 13,982      9,792      5,005
   Other                                    1,625        996        313
                                          -------    -------    -------
                                           31,862     18,631      8,862
                                          -------    -------    -------

Gross profit after cost of sales and
   direct costs                            23,331     11,963      5,625

OPERATING EXPENSES:
   Advertising, promotion and selling      12,514      9,890      4,913
   General and administrative               8,923      6,807      3,566
                                          -------    -------    -------

Operating income (loss)                     1,894     (4,734)    (2,854)
                                          -------    -------    -------

   Interest income                          1,123      1,001        299
   Gain on sales of assets, net
      (Note 10)                                 -          -      1,325
                                          -------    -------    -------

Income (loss) before income taxes           3,017     (3,733)    (1,230)
Provision (benefit) for income taxes
   (Notes 2 and 3)                           (727)       135         45
                                          -------    -------    -------

Net income (loss)                         $ 3,744    ($3,868)   ($1,275)
                                          =======    =======    =======

Income (loss) per share (Note 2)            $0.43     ($0.46)    ($0.17)
                                          =======    =======    =======

Weighted average number of common
   shares and equivalents (Note 2)          8,762      8,422      7,306
                                          =======    =======    =======

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                   MECKLERMEDIA CORPORATION AND SUBSIDIARIES
                   -----------------------------------------
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           ----------------------------------------------------------
             FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
             -----------------------------------------------------

                  (Dollars in thousands, except share amounts)
                  --------------------------------------------

                                                                                                        Foreign
                                             Common Stock        Additional                            Currency        Total
                                        ----------------------    Paid-In    Treasury   Accumulated   Translation   Stockholders
                                         Shares (a)     Amount    Capital     Stock       Deficit      Adjustment      Equity
                                        ------------  --------   ----------  ---------  -----------   -----------   ------------
BALANCE, September 30, 1994               7,100,276      $71     $ 6,898     $    -       ($3,907)          ($3)        $ 3,059

Net loss                                          -        -           -          -        (1,275)            -          (1,275)

Common stock issued in public offering
 (Note 7)                                 1,000,000       10      15,205          -             -             -          15,215

Options exercised by directors and
 employees                                   88,600        1         273          -             -             -             274

Warrants exercised                          180,000        2         614          -             -             -             616

Foreign currency translation adjustment
                                                  -        -           -          -             -             -               -
                                          ---------      ---     -------      -----       -------          ----         -------
BALANCE, September 30, 1995               8,368,876       84      22,990          -        (5,182)           (3)         17,889
                                          ---------      ---     -------      -----       -------          ----         -------

Net loss                                          -        -           -          -        (3,868)            -          (3,868)

Options exercised by directors and
 employees                                   98,826        1         372          -             -             -             373


Shares tendered in lieu of cash
for exercise of options (Note 12)            (3,959)       -         (70)         -             -             -             (70)

Warrants exercised                           15,500        -          56          -             -             -              56

Foreign currency translation adjustment
                                                  -        -           -          -             -            13              13
                                          ---------      ---     -------      -----       -------          ----         -------
BALANCE, September 30, 1996               8,479,243       85      23,348          -        (9,050)           10          14,393
                                          ---------      ---     -------      -----       -------          ----         -------

Net income                                        -        -           -          -         3,744             -           3,744

Options exercised by directors and
 employees                                   47,653        -         606          -             -             -             606

Elimination of income tax valuation
 allowances for disqualifying stock
 option dispositions                              -        -         903          -             -             -             903

Purchase of treasury stock                  (10,000)       -           -       (172)            -             -            (172)

Foreign currency translation adjustment
                                                  -        -           -          -             -           (58)            (58)
                                          ---------      ---     -------      -----       -------          ----         -------
BALANCE, September 30, 1997               8,516,896      $85     $24,857      ($172)      ($5,306)         ($48)        $19,416
                                          =========      ===     =======      =====       =======          ====         =======

     (a) All share amounts have been restated to retroactively reflect the two-for-one stock split which occurred on September 19, 1995 (see Note 7).

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                   MECKLERMEDIA CORPORATION AND SUBSIDIARIES
                   -----------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
             FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
             -----------------------------------------------------
                                 (In thousands)
                                 --------------

                                            1997      1996       1995
                                          -------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                    $ 3,744    ($3,868)   ($1,275)
     Adjustments to reconcile net cash
      provided by (used in) operations-
          Depreciation and amortization     1,574        555        286
          Accretion of interest income
           on note receivable                 (24)       (41)       (32)
          (Gain) on sales of assets, net        -          -     (1,325)
          Deferred income tax benefit        (946)         -          -
     Changes in assets and liabilities-
          (Increase) in accounts
           receivable and advanced
           billings for trade shows        (6,130)    (5,027)    (1,375)
          (Increase) decrease in
           inventory                         (563)       155       (274)
          (Increase) in prepaid trade
           show expenses                     (933)      (584)    (1,350)
          (Increase) decrease in
           prepaid expenses and other      (1,010)      (243)       152
          Decrease (increase) in
           deferred promotion costs           394        (14)      (189)
          Increase in accounts payable
           and accrued expenses             2,811      2,414        753
          Increase in deferred trade
           show revenue                     9,268      8,303      3,568
          Increase in deferred magazine
           revenue                             93        679      1,410
                                          -------    -------    -------
               Net cash provided by
                (used in) operating
                activities                  8,278      2,329        349
                                          -------    -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from notes receivable           212        200         25
     Proceeds from sales of assets              -          -        703
     Sales of short-term investments            -      9,947      1,979
     Purchases of short-term investments        -     (9,947)         -
     Additions to property and equipment   (1,610)      (970)      (686)
     Additions to intangibles              (3,144)    (1,500)      (138)
                                          -------    -------    -------
               Net cash provided by
                (used in) investing
                activities                 (4,542)    (2,270)     1,883
                                          -------    -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from public offering, net
      of expenses and underwriting
      discounts                                 -          -     15,215
     Proceeds from exercise of options
      and warrants                            606        359        890
     Purchase of treasury stock              (172)         -          -
     Repayment of notes and loans, net          -        (14)       (16)
                                          -------    -------    -------
               Net cash provided by
                (used in) financing
                activities                    434        345     16,089
                                          -------    -------    -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH       (58)        13          -
                                          -------    -------    -------
Net increase in cash and cash
 equivalents                                4,112        417     18,321
                                          -------    -------    -------
CASH AND CASH EQUIVALENTS, beginning of
 period                                    19,859     19,442      1,121
                                          -------    -------    -------
CASH AND CASH EQUIVALENTS, end of period  $23,971    $19,859    $19,442
                                          =======    =======    =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW:
     Cash paid for interest               $     -   $      1   $      1
     Cash paid for income taxes           $   145   $     88   $     29

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                   MECKLERMEDIA CORPORATION AND SUBSIDIARIES
                   -----------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                       SEPTEMBER 30, 1997, 1996 AND 1995
                       ---------------------------------

(1)  The Company:
     -----------

The Company is a leading provider of information about the Internet through its,
(i) INTERNET WORLD trade shows and conferences (ii) publication of INTERNET WORLD, a monthly general circulation magazine, (iii) publication of WEB WEEK, a weekly business-to-business controlled circulation newspaper, (iv) publication of INTERNET SHOPPER, a bimonthly general circulation magazine, and (v) INTERNET.COM (formerly WORLD), the Company's Web site for Internet news and information resources. Since all of the Company's products and services relate to providing Internet-related information to business and information technology professionals, and consumers, the Company's success is dependent on the continued growth of the Internet.

(2)  Summary of Significant Accounting Policies:
     ------------------------------------------

     Principles of consolidation-
     ---------------------------

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated. Investments in affiliated international trade shows are accounted for using the equity method. The Company's investment interests in these affiliated international trade shows range from 25% to 50%.

      Revenue recognition-
      -------------------

          Trade show revenue-
          ------------------

              Proceeds from the sale of trade show space and prepaid admission fees are deferred and recognized as revenue at the time the trade shows are held. Equity income from the Company's international trade shows is included in trade show revenue.

          Magazine and newspaper revenues-
          -------------------------------

              Subscription revenues-
              ---------------------

              Proceeds from subscriptions are recorded as deferred magazine revenue when received and are included in revenue over the terms of the subscriptions, generally one to two years, upon commencement of subscription services. Subscriptions expiring within one year are included as a current liability and the portion of the subscriptions in excess of one year are classified as a non-current liability under the caption deferred magazine revenue.

              Newsstand revenue-
              -----------------

              Sales to newsstand distributors are recognized as revenue in the month of distribution utilizing historical experience to estimate the ultimate sales of magazines to the newsstand. In the event that actual sales differ from estimates, adjustments are made in subsequent months. Historically, these adjustments have not been material.

              Magazine advertising revenue-
              ----------------------------

              Revenue from the sales of advertising space in magazines and newspaper is recognized at the time the issue is circulated.

          Other revenues-
          --------------

               Revenue from list rentals is recognized at the time of use by the renter. Revenue from the sales of advertising space in the Company's INTERNET.COM Web site is recognized at the end of each display period, which typically does not exceed one month. Royalty revenue from the sales of books and directories is recognized upon shipment.

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

Inventory-
---------

Inventory is stated at the lower of cost (first-in, first-out) or market. Components of inventory are as follows as of September 30, 1997 and 1996 (in thousands):

                                        1997   1996
                                        ----   ----
                    Paper              $  667  $   -
                    Work-in-process       407    437
                    Finished goods          -     74
                                       ------  -----
                                       $1,074  $ 511
                                       ======  =====

Publication costs of magazines and the newspaper, including paper, editorial, typesetting and printing costs are included in work-in-process until the issue or volume is released for sale, at which time the related costs are charged to operations.

Prepaid trade show expenses-
---------------------------

Prepaid trade show expenses consist of deposits on trade show facilities, advertising and promotion and related direct labor costs. These costs are expensed at the time the trade show is held. Advances to the Company's affiliated international trade shows are included in prepaid trade show expenses.

Prepaid expenses and other-
--------------------------

Prepaid expenses and other consist principally of refundable deposits, royalty advances and other prepaid items.

Deferred promotion costs-
------------------------

The Company defers promotion costs, which are primarily printing, list rental and mailing costs, on most direct mail promotions for its general circulation magazines in accordance with AICPA Statement of Position 93-7. These costs, which are deferred to the extent of additional subscription revenues less incremental fulfillment costs, are amortized over the periods of the subscriptions generated from these promotions not to exceed one year. At September 30, 1997 and 1996, approximately $69,000, and $481,000, respectively, of promotion costs were deferred as assets. All other advertising and promotion expenses except these direct mail promotions are expensed at the time the advertising takes place. Total advertising, promotion and selling expense for the years ended September 30, 1997, 1996 and 1995, was approximately $12.5 million, $9.9 million and $4.9 million, respectively, which included $12,000, $113,000 and $96,000 for deferred amounts written down to net realizable value.

Property and equipment-
----------------------

Property and equipment are stated at cost. The Company records depreciation, using the straight-line method, in amounts sufficient to write-off the cost of depreciable assets over the following estimated useful lives:

   Computer equipment                   3-5 years
   Furniture, fixtures and equipment    3-10 years
   Leasehold improvements               Estimated useful lives or lease term,
                                        whichever is shorter

Depreciation expense amounted to $741,000, $363,000 and $246,000 for the years ended September 30, 1997, 1996 and 1995, respectively.

Maintenance and repair expenditures are charged to appropriate expense accounts in the period incurred; replacements, renewals and betterments are capitalized. Upon sale or other disposition of property, the cost and accumulated depreciation of such properties are eliminated from the accounts and the gains or losses thereon are reflected in operations.

Intangible assets-
-----------------

Intangible assets are stated at cost and consist of the following as of September 30, 1997 and 1996 (in thousands):


                                             1997        1996
                                           ---------   --------
          Acquisition costs (a)             $ 2,744     $  998
          Trademarks and copyrights           2,042        644
                                            -------     ------
                                              4,786      1,642
          Less: Accumulated amortization     (1,026)      (193)
                                            -------     ------
          Intangible assets, net            $ 3,760     $1,449
                                            =======     ======


  (a) Acquisition costs pertain to publishing rights, sponsorship rights and subscription lists, which the Company has acquired for various trade shows and magazines. Acquisition costs also pertain to Web site acquisitions.

Intangible assets are being amortized using the straight-line method over the estimated useful lives of three to five years.

Amortization expense amounted to $833,000, $192,000 and $41,000 for the years ended September 30, 1997, 1996 and 1995, respectively.

The Company periodically reviews the carrying value of its intangible assets and property and equipment to determine whether an impairment may exist. The Company considers relevant cash flow, estimated future operating trends and other available information in assessing whether the carrying value of these assets can be recovered. The Company believes no such impairment exists as of September 30, 1997.

General promotion costs-
-----------------------

Costs incurred in connection with the general procurement of subscriptions, other than direct mail promotions capitalized, and the general promotion of new projects are expensed in the year incurred.

Income taxes-
------------

The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" for the calculation of its income tax expense and related liabilities.

Income (loss) per share-
-----------------------

The weighted average number of common shares outstanding as presented have been adjusted for the two-for-one stock split which occurred on September 19, 1995 and for dilutive common stock equivalents for fiscal 1997 (see Note 7).

Presentation-
------------

Certain amounts have been reclassified in the prior year statements to conform to the current year presentation.

Other-
-----

The Company does not believe any recently issued accounting standards will have a material impact on its financial condition or results of operations.

(3)  Income Taxes:
     -------------

Income (loss) before income taxes consists of the following (in thousands):

                                           Year Ended September 30,
                                        ------------------------------
                                           1997      1996       1995
                                        ---------- ---------  --------
Domestic                                  $3,083    ($4,113)     ($786)
Foreign                                      (66)       380       (444)
                                          ------    -------    -------
                                          $3,017    ($3,733)   ($1,230)
                                          ======    =======    =======

The provision (benefit) for income taxes consists of the following (in thousands):

                                           Year Ended September 30,
                                        ------------------------------
                                           1997      1996       1995
                                        ---------- ---------  --------
Current provision (benefit)
          Federal                          $   -       $  -       $  -
          State                               59         64         45
          Foreign                            121         71          -
                                           -----       ----       ----
                                             180        135         45
Deferred provision (benefit)
          Federal                           (779)         -          -
          State                             (128)         -          -
          Foreign                              -          -          -
                                           -----       ----       ----
                                           ($727)      $135       $ 45
                                           =====       ====       ====

At September 30, 1997 and 1996, the Company had future U.S. federal and state income tax benefits of approximately $1.8 million and $3.4 million as follows (in thousands):

                                           1997      1996
                                         --------  --------
Net operating losses                      $1,346   $ 2,897
Excess of amortization of intangibles
 for financial reporting purposes over
 income taxes                                260        69
Excess of depreciation of property and
 equipment for income tax purposes
 over financial reporting                   (126)      (41)
Reserves recorded for financial
 reporting purposes                          291       377
Inventory capitalization for income tax
 purposes                                     78        95
                                          ------   -------
Total future federal and state income
 tax benefits                              1,849     3,397
Less valuation allowances                      -    (3,397)
                                          ------   -------
Deferred income tax asset                 $1,849   $     -
                                          ======   =======

At September 30, 1997, the Company had available net operating loss ("NOL") carryforwards for U.S. federal income tax purposes of approximately $3.5 million which will expire from 2009 to 2011. These NOL's include approximately $2.4 million related to disqualifying incentive stock option dispositions for which the income tax benefit has been charged against additional paid-in capital.

During 1997, the Company eliminated valuation allowances for future federal and state income tax benefits to recognize a deferred income tax asset of approximately $1.8 million, of which approximately $900,000 related to disqualifying incentive stock option dispositions which was credited to additional paid-in capital. The recognized deferred tax asset is based upon expected utilization of net operating loss carryforwards and reversal of certain temporary differences. The ultimate realization of the deferred income tax asset will require aggregate taxable income of approximately $5.0 million in future periods which, based on the trends of operations, the Company believes is more likely than not.

At September 30, 1997, and 1996, Mecklermedia Limited, the Company's wholly-owned United Kingdom subsidiary, had future United Kingdom income tax benefits of approximately $591,000 and $566,000, for which valuation allowances have been fully provided.

A reconciliation setting forth the difference between the effective income tax rate of the Company and the U.S. Federal statutory income tax rate is as follows (in thousands):

                                            Year Ended September 30,
                                          ---------------------------
                                            1997      1996      1995
                                          --------  --------   ------
Federal statutory rate                    $ 1,026    ($1,269)   ($418)
State income taxes                            187         64       45
Foreign income taxes                          121         71        -
Foreign losses without income tax
 benefits                                      22         44      151
Domestic losses without income tax
 benefits                                       -      1,200      260
Elimination of valuation allowances        (2,134)         -        -
Provision for non-deductible expenses          51         25        7
                                          -------    -------    -----
                                            ($727)   $   135    $  45
                                          =======    =======    =====

(4)  Commitments and Contingencies:
     -----------------------------

The following is a schedule of approximate annual future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of September 30, 1997 (in thousands):

                           Fiscal Year
                          -------------

                               1998       $  494
                               1999          466
                               2000          274
                               2001          164
                               2002           27
                                          ------
                               Total      $1,425
                                          ======

For the years ended September 30, 1997, 1996, and 1995, the total rent expense incurred by the Company was approximately $446,000, $235,000 and $122,000, respectively.

The Company has employment agreements with two key employees with terms ranging from nine months to one year.

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company.

(5)  Transactions with Related Parties:
     ---------------------------------

A director of the Company is a principal in a law firm which provides counsel to the Company. The Company incurred expenses of approximately $36,000, $74,000 and $110,000 related to services provided by this law firm for the years ended September 30, 1997, 1996 and 1995, respectively.

(6)  Preferred Stock:
     ---------------

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

(7)  Common Stock:
     -------------

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

(8)  Stock Option Plans:
     ------------------

In December 1993, the Company established a stock option plan under which the Company may issue qualified incentive stock options to key employees, including officers, up to an aggregate of 400,000 shares of common stock. The purchase price of the common stock under each option will be at least 100% of the fair market value of the shares on the date of grant. The plan will terminate on December 1, 2003.

In January 1995, the Company established a second stock option plan under which the Company may issue qualified incentive stock options to key employees, including officers, up to an aggregate of 400,000 shares of common stock. This amount was increased to 800,000 shares during fiscal 1997 through a plan amendment. The purchase price of the common stock under each option will be at least 100% of the fair market value of the shares on the date of the grant. The plan will terminate on January 31, 2005.

A summary of the status of the Company's two stock option plans as of September 30, 1997, 1996 and 1995, and changes during the years ending on those dates is presented below (in thousands, except per share amounts):

                                           1997                            1996                            1995
                                ---------------------------   -------------------------------   --------------------------
                                                Weighted
                                                Average                      Weighted Average             Weighted Average
                                 Shares      Exercise Price    Shares         Exercise Price    Shares     Exercise Price
                                --------     --------------   --------       ----------------   ------    ----------------
Outstanding at beginning
  of year                          521           $10.78          455               $ 7.37         273          $ 3.38
Granted                            210           $20.21          260               $15.39         343          $ 8.71
Exercised                          (48)          $12.73          (99)              $ 3.78         (89)         $ 3.09
Forfeited                          (58)          $17.25          (95)              $ 9.19         (72)         $ 3.78
                                ------                        ------                           ------
Outstanding at end of year         625           $13.19          521               $10.78         455          $ 7.37
                                ======                        ======                           ======
Options exercisable at end
   of year                         272           $ 9.22          191               $ 8.14         182
                                ======                        ======                           ======
Weighted average fair value
   of options granted during
   year                         $14.34                        $10.85
                                ======                        ======

The following table summarizes information about stock options outstanding at September 30, 1997:

                                           Options Outstanding                               Options Exercisable
                             -----------------------------------------------------   ---------------------------------
                               Options                                                  Options
                             Outstanding     Weighted-Average                         Exercisable
                             at September       Remaining         Weighted-Average   at September     Weighted-Average
Range of Exercise Prices       30, 1997      Contractual Life      Exercise Price      30, 1997        Exercise Price
------------------------     ------------    ----------------     ----------------   ------------     ----------------
$2.89  - $ 8.95                  178            6.9 years               $ 3.67            141               $ 3.57
$9.88  - $15.38                  150            8.1 years               $13.19             75               $13.36
$16.00 - $21.75                  251            8.9 years               $18.45             56               $17.82
$23.00 - $27.50                   46            9.5 years               $24.93              -                    -
                                 ---                                                      ---
                                 625                                                      272
                                 ===                                                      ===

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1997 and 1996, respectively: risk-free interest rates of 6.0% and 6.3%; expected lives of 5.0 years; expected dividend rate of zero; and expected volatility of 78.6% and 85.4%.

The Company applies Accounting Principles Board Opinion No. 25 in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for its stock option plans. If compensation expense had been determined in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", net income would have been reduced by $2.3 million for 1997, and net loss would have been increased by $2.2 million for 1996. Earnings per share would have been reduced $.26 for both fiscal 1997 and 1996.

(9)  Employee Benefit Plan:
     ---------------------

The Company has a contributory plan which qualifies under Section 401(k) of the Internal Revenue Code for employees meeting certain service requirements. The plan allows eligible employees to contribute up to 15% of their compensation to the plan. At the discretion of the Board of Directors, the Company may also make contributions dependent on profits each year for the benefit of all eligible employees under the plan. There were no discretionary contributions for the years ended September 30, 1997, 1996 and 1995.

(10)  Sales of Assets:
      ---------------

On November 11, 1994, the Company sold CD ROM World to PC World for $110,000 cash and assumption of the deferred subscription liabilities of approximately $260,000. In addition, the Company received proceeds in the form of advertising space and subscription list usage. The January 1995 issue of CD ROM World was the last issue the Company published. The Company recognized a gain of $241,000 on the sale based on the cash proceeds and deferred subscription liability assumed by PC World. No value has been ascribed to the advertising space and subscription list usage. CD ROM World's revenues, costs of sales and direct costs, and advertising and promotion expenses were approximately $925,000, $486,000 and $225,000, respectively, for fiscal 1995.

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

(11)  Business Segments and Geographic Information:
      --------------------------------------------

Information with respect to the revenues, operating income (loss), identifiable assets, additions to property and equipment and intangibles, and depreciation and amortization of the Company's principal business segments is as follows (in thousands):

                                             Year Ended September 30,
                                          ------------------------------
                                            1997       1996       1995
                                          --------   --------   --------
REVENUES:
          Trade shows                     $ 32,818   $ 12,717   $  5,277
          Magazines and newspaper (a)       19,067     15,511      8,096
          Other                              3,308      2,366      1,114
                                          --------   --------   --------
                                          $ 55,193   $ 30,594   $ 14,487
                                          ========   ========   ========

OPERATING INCOME (LOSS):
          Trade shows                     $ 12,400   $  2,555   $    230
          Magazines and newspaper          (10,379)    (7,472)    (2,968)
          Other                               (127)       183       (116)
                                          --------   --------   --------
                                          $  1,894    ($4,734)   ($2,854)
                                          ========   ========   ========

IDENTIFIABLE ASSETS:
          Trade shows                     $ 14,737   $  7,807   $  2,731
          Magazines and newspaper            7,131      3,698      2,101
          Other                              2,790      1,190        541
          Cash and other - unallocated      27,123     21,891     21,327
                                          --------   --------   --------
                                          $ 51,781   $ 34,586   $ 26,700
                                          ========   ========   ========

ADDITIONS TO PROPERTY AND
EQUIPMENT AND INTANGIBLE ASSETS:
          Trade shows                     $  1,319   $    982   $     84
          Magazines and newspaper              983        728          -
          Other                              1,860        394        107
          Corporate - unallocated              592        366        633
                                          --------   --------   --------
                                          $  4,754   $  2,470   $    824
                                          ========   ========   ========

DEPRECIATION AND AMORTIZATION:
          Trade shows                     $    431   $     61   $      6
          Magazines and newspaper              305         68          -
          Other                                358         46         36
          Corporate - unallocated              480        380        244
                                          --------   --------   --------
                                          $  1,574   $    555   $    286
                                          ========   ========   ========

Significant financial information by geographic area is as follows (in thousands):

                                             Year Ended September 30,
                                          -----------------------------
                                            1997      1996       1995
                                          -------   --------   --------
REVENUES:
          United States (b)               $54,419   $ 30,003   $ 14,090
          Europe                              347        432        397
          Other                               427        159          -
                                          -------   --------   --------
                                          $55,193   $ 30,594   $ 14,487
                                          =======   ========   ========
NET INCOME (LOSS):
          United States (b)               $ 4,872    ($3,310)     ($831)
          Europe                              (66)      (130)      (444)
          Other                            (1,062)      (428)         -
                                          -------   --------   --------
                                          $ 3,744    ($3,868)   ($1,275)
                                          =======   ========   ========
IDENTIFIABLE ASSETS:
          United States (b)               $51,047   $ 33,736   $ 26,582
          Europe                              734        850        118
          Other                                 -          -          -
                                          -------   --------   --------
                                          $51,781   $ 34,586   $ 26,700
                                          =======   ========   ========

   (a) Magazines and newspaper revenues consist of the following (in thousands):

                                             Year Ended September 30,
                                          -----------------------------
                                            1997      1996       1995
                                          -------   --------   --------
Advertising revenues                      $13,058   $  9,413   $  3,257
Circulation revenues                        5,678      5,908      4,605
All other                                     331        190        234
                                          -------   --------   --------
Total magazines and newspaper revenues    $19,067   $ 15,511   $  8,096
                                          =======   ========   ========

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE.
---------------------

          None.

PART III
--------

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------

The Directors and Executive Officers of the Company are as follows:

Name                         Age  Position with the Company
----                         ---  -------------------------
Alan M. Meckler              52   Director, Chairman of the Board and Chief
                                  Executive Officer
Christopher S. Cardell       38   Director, President, Chief Operating Officer
                                  and Chief Financial Officer
Carl S. Pugh                 43   President and Chief Operating Officer, North
                                  American Trade Show and Seminar Group
Wayne A. Martino             38   Director
Michael J. Davies            52   Director
Walter H. Lippencott         58   Director
Gilbert F. Bach              66   Director

Alan M. Meckler has been Chairman of the Board and Chief Executive Officer of the Company since December 1993 and has been President and a director of the Company since 1971. Mr. Meckler has also held the office of Chairman of the Board of the Company during certain periods since 1971, and is the only person to have held the offices of Chairman of the Board, Chief Executive Officer or President since the Company's founding.

Christopher S. Cardell has been President, Chief Operating Officer and Chief Financial Officer of the Company since November 1997, and a director since February 1997. Prior to November 1997, Mr. Cardell held the office of Executive Vice President, Chief Operating Officer and Chief Financial Officer. He joined the company as Senior Vice President and Chief Financial Officer on January 2, 1996. Prior to that time, Mr. Cardell was a Senior Manager with Arthur Andersen LLP.

Carl S. Pugh has been President and Chief Operating Officer of the Company's North American Trade Show and Seminar Group since October 1995. For the four years before joining the Company, Mr. Pugh was President of Cowles Event Management, a division of Cowles Business Media. Between 1985 and 1990, Mr. Pugh was with the Conference Management Corporation serving as Chief Executive Officer for the last three years.

Wayne A. Martino has been a director of the Company since December 1993. Mr. Martino is a member of the bar in the State of Connecticut and has been a principal at the law firm of Brenner, Saltzman & Wallman (formerly Brenner, Saltzman, Wallman & Goldman) since 1991. Mr. Martino served as an associate of that firm until he assumed his present position.

Michael J. Davies has been a director of the Company since January 1996. Mr. Davies has been a principal with American Business Partners since July 1997. Prior to that he was the Managing Director, Corporate Finance, of the investment bank Legg Mason Wood Walker, Incorporated ("Legg Mason") since 1993. Before joining Legg Mason, Mr. Davies was the Publisher of the newspaper, the Baltimore Sun, between 1990 and 1993.

Walter H. Lippincott has been a director of the Company since January 1996. Mr. Lippincott has been the Director and Chief Executive Officer of the Princeton University Press, a non-profit publisher of scholarly books for the last nine years.

Gilbert F. Bach has been a director of the Company since February 1997. Mr. Bach retired on January 1, 1997, from Lehman Bros., where he held various positions from 1979 through 1996, most recently as a Managing Director. From 1955 to 1979, Mr. Bach held various positions at Hirsch & Co. and Loeb Rhoades & Co.

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

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

Incorporated by reference herein from the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held in 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

Incorporated by reference herein from the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held in 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

Incorporated by reference herein from the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held in 1998.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
------------------------------------------------------------------------

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

  4.1   Specimen Common Stock Certificate incorporated herein by reference to
        Exhibit 4.1 to Amendment No. 3 to the Registration Statement on Form SB-
        2 (No. 33-73172-NY) of the Registrant, filed with the SEC on February 3,
        1994.

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

*21.    Subsidiaries of the Registrant.

*23.    Consent of Arthur Andersen LLP.

*27     Financial Data Schedule.

---------------
* Filed herewith

b. Reports on Form 8-K
----------------------

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 1, 1997.


                                      MECKLERMEDIA CORPORATION


                                      By:  /s/ Alan M. Meckler
                                           -------------------
                                           Alan M. Meckler,
                                           Director, Chairman of the Board and
                                           Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                             Title                      Date
     ---------                             -----                      ----
/s/  Alan M. Meckler          Director, Chairman of the Board   December 1, 1997
---------------------------   and Chief Executive Officer
     Alan M. Meckler          (Principal Executive Officer)


/s/  Christopher S. Cardell   Director, President, Chief        December 1, 1997
---------------------------   Operating Officer and Chief
     Christopher S. Cardell   Financial Officer


/s/  Wayne A. Martino         Director                          December 1, 1997
---------------------------
     Wayne A. Martino


/s/  Michael J. Davies        Director                          December 1, 1997
---------------------------
     Michael J. Davies


/s/  Walter H. Lippincott     Director                          December 1, 1997
---------------------------
     Walter H. Lippincott


/s/  Gilbert F. Bach          Director                          December 1, 1997
---------------------------
     Gilbert F. Bach

INDEX TO EXHIBITS

Exhibit No.                        Description
11.           Statement regarding computation of per share earnings.

21.           Subsidiaries of the Registrant.

23.           Consent of Arthur Andersen LLP.

27.           Financial Data Schedule.