Form 10-Q
period 1997-12-31
MECKLERMEDIA CORP
filed 1998-02-04
CIK 916759

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 1997

                                      OR

        [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number:  0-23364

                           MECKLERMEDIA CORPORATION
                           ------------------------
            (Exact name of Registrant as specified in its charter)


          DELAWARE                                       06-1385519

________________________________________    ____________________________________
    (State or other jurisdiction of            (I.R.S. Employer Identification
    incorporation or organization)                          No.)


        20 KETCHUM STREET
      WESTPORT, CONNECTICUT                                06880

________________________________________    ____________________________________
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

The number of outstanding shares the Registrant's common stock, par value $.01 per share, as of December 31, 1997, was 8,297,701.

                   MECKLERMEDIA CORPORATION AND SUBSIDIARIES
                   -----------------------------------------


                                     INDEX
                                     -----

                                                                            Page
                                                                            ----
PART I         Financial Information

Item 1.        Financial Statements

               Consolidated Balance Sheets - December 31, 1997
                 and September 30, 1997                                      3-4

               Consolidated Statements of Operations - Three Months
                 Ended December 31, 1997 and 1996                              5

               Consolidated Statements of Cash Flows - Three Months
                 Ended December 31, 1997 and 1996                              6

               Notes to Consolidated Financial Statements                    7-8

Item 2.        Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        9-11

PART II.       Other Information                                              12

               Signatures                                                     13

EXHIBIT 11.    STATEMENT REGARDING COMPUTATION OF
                 PER SHARE EARNINGS                                           14

EXHIBIT 27.    FINANCIAL DATA SCHEDULE                                        15

PART I.   FINANCIAL INFORMATION
                                                  Item 1.   Financial Statements

                   MECKLERMEDIA CORPORATION AND SUBSIDIARIES
                   -----------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                   DECEMBER 31, 1997 AND SEPTEMBER 30, 1997
                   ----------------------------------------

                                (In thousands)
                                --------------

                                                         December 31,          September 30,
                                                            1997                   1997
                                                         ------------          -------------
                                                          (Unaudited)
                              ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                             $18,197                  $23,971
     Accounts receivable, less allowances
          of $846 and $670, respectively                     5,486                    3,960
     Advanced billings for trade shows                       8,680                    9,497
     Current note receivable                                   234                      230
     Inventory                                               1,102                    1,074
     Prepaid trade show expenses                             2,755                    3,198
     Deferred income taxes                                     593                    1,715
     Prepaid expenses and other                                569                    1,594
                                                         ---------             ------------
               Total current assets                         37,616                   45,239

PROPERTY AND EQUIPMENT:
     Computer equipment                                      2,382                    2,594
     Furniture, fixtures and equipment                       1,025                      986
     Leasehold improvements                                    341                      341
                                                         ---------             ------------
                                                             3,748                    3,921
     Less:  Accumulated depreciation and amortization       (1,293)                  (1,393)
                                                         ---------             ------------
                                                             2,455                    2,528

INTANGIBLE ASSETS, net of accumulated amortization
     of $1,396 and $1,026, respectively                      5,979                    3,760

OTHER ASSETS                                                   413                      254
                                                         ---------             ------------

               Total assets                                $46,463                  $51,781
                                                         =========             ============


          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                   MECKLERMEDIA CORPORATION AND SUBSIDIARIES
                   -----------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                   DECEMBER 31, 1997 AND SEPTEMBER 30, 1997
                   ----------------------------------------

              (In thousands, except share and per share amounts)
              --------------------------------------------------

                                                                       December 31,            September 30,
                                                                           1997                    1997
                                                                       ------------            -------------
                                                                       (Unaudited)
               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                         $ 3,758                 $ 4,219
  Accrued expenses                                                           7,555                   3,780
  Deferred trade show revenue                                               14,750                  21,406
  Deferred magazine revenue                                                  2,470                   2,640
                                                                       --------------          --------------
            Total current liabilities                                       28,533                  32,045


DEFERRED MAGAZINE REVENUE - LONG-TERM                                          322                     320
                                                                       --------------          --------------

            Total liabilities                                               28,855                  32,365

COMMITMENTS AND CONTINGENCIES                                                    -                       -

STOCKHOLDERS' EQUITY:
  Preferred stock ($.01 par value, 1,000,000 shares authorized,
     no shares issued and outstanding)                                           -                       -
  Common stock ($.01 par value, 35,000,000 shares authorized,
     8,297,701 and 8,526,896 shares issued and outstanding
     at December 31, 1997 and September 30, 1997,                               85                      85
     respectively)
  Additional paid-in capital                                                25,142                  24,857
  Treasury stock, at cost (260,000 and 10,000 shares at
     December 31, 1997 and September 30, 1997, respectively)                (5,272)                   (172)
  Accumulated deficit                                                       (2,249)                 (5,306)
  Foreign currency translation adjustment                                      (98)                    (48)
                                                                       --------------          --------------

            Total stockholders' equity                                      17,608                  19,416
                                                                       --------------          --------------

            Total liabilities and stockholders' equity                     $46,463                 $51,781
                                                                       ==============          ==============

          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                   MECKLERMEDIA CORPORATION AND SUBSIDIARIES
                   -----------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                 THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                 ---------------------------------------------

                                  (UNAUDITED)
                                  -----------
                   (In thousands, except per share amounts)
                   ----------------------------------------

                                                                       Three Months Ended
                                                                           December 31
                                                                  -----------------------------

                                                                      1997               1996
                                                                  ----------          ---------
REVENUES:
     Trade shows                                                  $   17,218          $  11,197
     Print publishing                                                  4,815              5,528
     Web sites                                                           769                323
     Other                                                               458                438
                                                                  ----------          ---------
                                                                      23,260             17,486
                                                                  ----------          ---------

COST OF SALES AND DIRECT COSTS:
     Trade shows                                                       7,262              6,270
     Print publishing                                                  3,753              3,153
     Web sites                                                           319                239
     Other                                                               131                113
                                                                  ----------          ---------
                                                                      11,465              9,775
                                                                  ----------          ---------

Gross profit after cost of sales and direct costs                     11,795              7,711

OPERATING EXPENSES:
     Advertising, promotion and selling                                4,333              3,588
     General and administrative                                        2,740              2,195
                                                                  ----------          ---------
Operating income                                                       4,722              1,928
                                                                  ----------          ---------

     Interest income                                                     289                272
                                                                  ----------          ---------

Income before income taxes                                             5,011              2,200
Provision for income taxes                                             1,954                116
                                                                  ----------          ---------

Net income                                                        $    3,057          $   2,084
                                                                  ==========          =========

Basic earnings per share                                          $     0.36          $    0.25
                                                                  ==========          =========

Diluted earnings per share                                        $     0.35          $    0.24
                                                                  ==========         ==========

Weighted average number of common shares                               8,512              8,486
                                                                  ==========          =========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                   MECKLERMEDIA CORPORATION AND SUBSIDIARIES
                   -----------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                 THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                 ---------------------------------------------

                                  (UNAUDITED)
                                  -----------
                            (Dollars in thousands)
                             --------------------

                                                                         Three                           Three
                                                                      Months Ended                   Months Ended
                                                                      December 31,                   December 31,
                                                                          1997                           1996
                                                                      ------------                   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                           $ 3,057                        $ 2,084
     Adjustments to reconcile net cash provided by (used in)
          operations-
          Depreciation and amortization                                       685                            298
          Deferred income tax provision                                     1,070                              -
     Changes in assets and liabilities -
          (Increase) in accounts receivable and advance
             billings for trade shows                                        (709)                        (3,902)
          (Increase) in inventory                                             (28)                          (154)
          Decrease in prepaid trade show expenses                             443                            375
          Decrease in prepaid expenses and other                              918                            190
          Increase in accounts payable and accrued expenses                 3,314                          5,468
          (Decrease) in deferred trade show revenue                        (6,656)                          (430)
          Increase (decrease) in deferred magazine revenue                   (168)                           260
                                                                      ------------                   ------------
             Net cash provided by (used in) operating activities            1,926                          4,189
                                                                      ------------                   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                                     (246)                          (579)
     Acquisitions of Web sites, trade shows, and other                     (2,589)                        (1,439)
                                                                      ------------                   ------------
             Net cash provided by (used in) investing activities           (2,835)                        (2,018)
                                                                      ------------                   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of options                                        285                            184
     Purchase of common stock for treasury                                 (5,100)                             -
                                                                      ------------                   ------------
             Net cash provided by (used in) financing activities           (4,815)                           184
                                                                      ------------                   ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                       (50)                          (137)
                                                                      ------------                   ------------

Net increase (decrease) in cash and cash equivalents                       (5,774)                         2,218
                                                                      ------------                   ------------

CASH AND CASH EQUIVALENTS, beginning of period                             23,971                         19,859
                                                                      ------------                   ------------

CASH AND CASH EQUIVALENTS, end of period                                  $18,197                        $22,077
                                                                      ============                   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW:
     Cash paid for interest                                               $     -                        $     -
     Cash paid for income taxes                                           $   324                        $     -



          The accompanying notes to consolidated financial statements are an integral part of these statements.

                   MECKLERMEDIA CORPORATION AND SUBSIDIARIES
                   -----------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                              DECEMBER 31, 1997
                              -----------------

                                 (UNAUDITED)
                                  ---------
                     (In thousands, except per share data)
                      -----------------------------------

(1)  The Company:
     -----------

The Company is a leading provider of information about the Internet through its
(i) INTERNET WORLD trade shows and conferences, (ii) publication of INTERNET WORLD, a weekly business-to-business controlled circulation print publication and (iii), INTERNET.COM (formerly iWORLD), the Company's Web site for Internet news and information resources. Since all of the Company's products and services relate to providing Internet-related information to business and information technology professionals and consumers, the Company's success is dependent on the continued growth of the Internet.

(2)  Basis of Presentation:
     ---------------------

The accompanying unaudited financial statements have been prepared from the books and records of the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that these unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been reflected in such financial statements. Certain of the Company's operations are cyclical in nature. The number and size of INTERNET WORLD trade shows held in the United States in a particular quarter has and will continue to significantly impact the Company's quarterly results. Accordingly, presentation of quarterly results of operations is not necessarily indicative of annual results or trends.

Certain amounts have been reclassified in the prior year statements to conform to the current year presentation.

The Company does not believe any recently issued accounting standards will have a material impact on its financial condition or results of operations.

(3)  Inventory:
     ---------

Components of inventory include :

                                      December 31,       September 30,
                                          1997                1997
                                      ------------       -------------
     Paper                                $  568              $  667
     Work-in-process                         534                 407
                                      ------------       -------------
                                          $1,102              $1,074
                                      ============       =============

(4)  Income Taxes:
     ------------

Income taxes are provided at the projected annual effective tax rate. The provision for income taxes for the fiscal 1997 interim period is less than the federal statutory rate due primarily to the utilization of available net operating loss carryforwards.

(5)  Common Stock:
     ------------

On December 2, 1997, and December 30, 1997, the Company purchased an aggregate of 250,000 shares of its common stock in private transactions for approximately $5.1 million.

(6)  Earnings Per Share:
     ------------------

Effective December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128), which requires the replacement of primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. FAS 128 also requires restatement of previously reported earnings per share information for certain periods presented in the accompanying statements of operations to ensure consistency with currently reported amounts. Accordingly, the Company has restated previously reported earnings per share amounts. Computations of basic and diluted earnings per share for the three months ended December 31, 1997 and 1996 are as follows:

                                                     Three Months Ended December 31, 1997
                                        ------------------------------------------------------------
                                              Income                Shares              Per Share
                                            (Numerator)          (Denominator)            Amount
                                        ----------------     ------------------     ----------------
BASIC EARNINGS PER SHARE


    Net income available to common
       stockholders                               $3,057                  8,512                $0.36
                                                                                    ================

    Effect of Dilutive Securities:
       Stock options and warrants                      -                    240
                                        ----------------     ------------------

DILUTED EARNINGS PER SHARE
    Income available to common
       stockholders                               $3,057                  8,752                $0.35
                                        ================     ==================     ================

Options to purchase 87,800 shares of common stock at prices ranging from $23.00- $27.50 were outstanding during the quarter ended December 31, 1997, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares. The options which expire, beginning in February 2007, were outstanding at December 31, 1997.

                                                     Three Months Ended December 31, 1996
                                        ------------------------------------------------------------
                                              Income                Shares              Per Share
                                            (Numerator)          (Denominator)            Amount
                                        ----------------     ------------------     ----------------
BASIC EARNINGS PER SHARE


    Net income available to common
       stockholders                               $2,084                  8,486                $0.25
                                                                                    ================

    Effect of Dilutive Securities:
       Stock options and warrants                      -                    228
                                        ----------------     ------------------

DILUTED EARNINGS PER SHARE
    Income available to common
       stockholders                               $2,084                  8,714                $0.24
                                        ================     ==================     ================

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

Since 1993, the Company has focused its efforts toward the Internet, launching its INTERNET WORLD print publication in August 1993. The Company launched its INTERNET WORLD trade shows in 1994. In addition, the Company added its INTERNET.COM World-Wide Web site (formerly iWORLD) in 1995.

In December 1997, the Company announced a strategic magazine initiative whereby INTERNET WORLD became the new name of WEB WEEK effective with the February 2, 1998 issue. The paid circulation magazine previously known as INTERNET WORLD ceased publishing effective with the February 1998 issue and INTERNET SHOPPER magazine ceased publishing effective with the January 1998 issue. These changes were effected to enable the Company to concentrate its print publishing efforts into a single business-to-business publication, leveraging the INTERNET WORLD brand name and further aligning the publishing focus with its INTERNET WORLD trade shows.

RESULTS OF OPERATIONS
---------------------

Comparison of the Three Months Ended December 31, 1997 and 1996

Revenues. Revenues for the three months ended December 31, 1997, increased 33% to approximately $23.3 million from $17.5 million for the comparable period in fiscal 1997. Trade show revenues for the three months ended December 31, 1997, of approximately $17.2 million increased by approximately $6.0 million, from the comparable period in fiscal 1997. This increase was due primarily to the increase in exhibit space sales of Fall INTERNET WORLD 1997, which had paid exhibition space of approximately 305,000 square feet compared to Fall INTERNET WORLD 1996, which had paid exhibition space of 240,000 square feet. Revenues from print publishing decreased approximately $713,000 due to lower circulation revenues from INTERNET WORLD partially offset by the growth in advertising from both INTERNET WORLD and WEB WEEK. The conversion of WEB DEVELOPER from a bimonthly print magazine to an online daily publication in May 1997 also contributed to the decrease in print publishing revenue. Web site revenues increased to $769,000 for the three months ended December 31, 1997, from $323,000 in the comparable period in fiscal 1997, due to increased advertising from INTERNET.COM, the Company's Web site for Internet news and information resources. Other revenues increased to $458,000 for the three months ended December 31, 1997, from $438,000 in the comparable period in fiscal 1997, due primarily to increased list rentals.

Cost of sales and direct costs. Cost of sales and direct costs include the costs associated with producing trade shows and costs associated with editing, producing and distributing the Company's publications. Cost of sales and direct costs for the three months ended December 31, 1997, increased to approximately $11.5 million from $9.8 million for the comparable period in fiscal 1997. Trade show cost of sales and direct costs for the three months ended December 31, 1997, increased by $1.0 million to $7.3 million from the comparable period in fiscal 1997. The increase was due to the increased costs associated with the production of the larger Fall INTERNET WORLD 1997 trade show. Gross profit after cost of sales and direct costs for trade shows for the three months ended December 31, 1997, increased by $5.1 million to approximately $10.0 million from $4.9 million for the comparable period in fiscal 1997. This increase is primarily attributable to the increase in exhibition space sales of the Fall INTERNET WORLD trade show. Print publishing cost of sales and direct costs increased by approximately $600,000 for the three month period ended December 31, 1997, from the comparable period for fiscal 1997. Of this increase, $869,000 related to the change in publication frequency of WEB WEEK newspaper from biweekly to weekly and to the launch of INTERNET SHOPPER in March 1997. This was offset by a decrease in cost of sales and direct costs of $269,000 related to the conversion of WEB DEVELOPER from a bimonthly print magazine to an online daily publication in May 1997. Cost of sales and direct costs associated with print publishing increased from approximately 57% to 78% of print publishing revenue. This percentage increase is a function of the increase in frequency of WEB WEEK from biweekly to weekly, converting WEB DEVELOPER from a bimonthly print magazine to an online daily publication in May 1997 and the launch of INTERNET SHOPPER in March 1997. Gross profit after cost of sales and direct costs for print publishing for the three months ended December 31, 1997, decreased to approximately $1.1 million from $2.4 million for the comparable period in fiscal 1997. Web site cost of sales and direct costs increased to $319,000 for the three months ended December 31,1997, from $239,000 in the comparable period in the fiscal 1997 due primarily to higher editorial costs. Cost of sales and direct costs for other revenues increased to $131,000 for the three month period ended December 31, 1997, compared to $113,000 in the comparable period in fiscal 1997.

Advertising, promotion and selling expenses. Advertising, promotion and selling expenses represent costs related to circulation and promotion, including direct mail, newsstand promotion and fulfillment expense, sales commissions, and advertising and marketing staff. In addition, advertising, promotion and selling expenses include the amortization of deferred promotion costs. Advertising, promotion and selling expenses for the three months ended December 31, 1997, increased 21% to approximately $4.3 million from $3.6 million for the comparable period in fiscal 1997. Of this increase, $408,000 related to the increase in publication frequency of WEB WEEK newspaper from biweekly to weekly and $404,000 related to the launch of INTERNET SHOPPER magazine.

General and administrative expenses. General and administrative expenses include salaries, depreciation, amortization, telecommunications, insurance and professional fees. General and administrative expenses for the three months ended December 31, 1997, increased 25% to approximately $2.7 million from $2.2 million for the comparable period in fiscal 1997. Approximately $210,000 of this increase was for severance and other costs related to the Company's strategic magazine initiative announced in December 1997. Under this initiative, INTERNET WORLD became the new name of WEB WEEK effective with the February 2, 1998 issue. The paid circulation magazine previously known as INTERNET WORLD ceased publishing effective with the February 1998 issue and INTERNET SHOPPER magazine ceased publishing effective with the January 1998 issue. Increases in depreciation and amortization expense of $383,000, as well as increased professional fees for trademarks and other matters, also contributed to the increase. The Company anticipates that future general and administrative expenses will increase in the aggregate, although such expenses are expected to continue to decline as a percentage of revenue.

Operating income. Operating income for the three months ended December 31, 1997, increased to $4.7 million from $1.9 million for the comparable period in fiscal 1997. This increase is a result of revenues increasing 33% to approximately $23.0 million in the three months ended December 31, 1997, from $17.5 million in the comparable period in fiscal 1997.

Interest income. Interest income for the three months ended December 31,1997, increased to $289,000 from $272,000 for the comparable period in fiscal 1997.

Income taxes. For the three months ended December 31, 1997, income taxes are provided at the projected annual effective tax rate. The provision for income taxes for the fiscal 1997 interim period of $116,000, which was primarily for foreign income taxes and for state capital taxes, is less than the federal statutory rate due primarily to the utilization of available net operating loss carryforwards.

Net income. Based upon the results discussed above, the Company's net income increased to $3.1 million for the three months ended December 31, 1997, from $2.1 million for the comparable period in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Since the beginning of fiscal 1994, the Company's primary sources of liquidity have been the proceeds from sales of assets, borrowing under lines of credit that have been repaid, its public offerings in February 1994 and August 1995 and operations. Through its public offerings, the Company realized net proceeds, after offering expenses and underwriters' discounts, of approximately $20.7 million. At December 31, 1997, the Company had cash and cash equivalents of approximately $18.2 million, compared to $24.0 million at September 30, 1997. Operating activities for the three months ended December 31, 1997, provided approximately $1.9 million in cash, due primarily to net income of approximately $3.1 million for the period and changes in components of working capital.

The Company's accounts receivable and advanced billings for trade shows increased to approximately $14.2 million at December 31, 1997, from $13.5 million at September 30, 1997. Accounts payable and accrued expenses increased to approximately $11.3 million primarily as a result of expanded domestic and international trade show activity. Deferred trade show revenue decreased to $14.8 million at December 31, 1997, from $21.4 million at September 30, 1997, primarily as a function of the production of the Fall INTERNET WORLD 1997 trade show, offset partially by advanced billings for Spring 1998, Summer 1998, and Fall INTERNET WORLD 1998 trade shows.

The Company had capital expenditures of approximately $246,000 for the three months ended December 31, 1997. This was primarily due to an increase in computer equipment and software purchases required for the Company's general operating activities and its INTERNET.COM Web site. The Company anticipates incurring a similar level of capital expenditures on a quarterly basis for the remainder of fiscal 1998. During the three months ended December 31, 1997, the Company also incurred approximately $2.6 million for trade show and Web site acquisitions, and for expenditures to register its various trade names in the United States and throughout the world.

The Company realized net proceeds from the exercise of stocks options of $285,000 and expended $5.1 million for the purchase of its common stock for the three months ended December 31, 1997.

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

Item 3.                DEFAULTS UPON SENIOR SECURITIES
                       Not Applicable

Item 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                       Not Applicable

Item 5.                OTHER INFORMATION
                       Not Applicable

Item 6.                EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibits
                11 - Statement Regarding Computation of Per Share Earnings 27 - Financial Data Schedule

          (b)   Reports on Form 8-K
                None

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                             MECKLERMEDIA CORPORATION



Dated:  February 4, 1998      /s/Alan M. Meckler
                             ---------------------------------------
                              Alan M. Meckler
                              Director, Chairman of the Board
                              and Chief Executive Officer
                              (Principal Executive Officer)




Dated: February 4, 1998       /s/Christopher S. Cardell
                             ---------------------------------------
                              Christopher S. Cardell
                              Director, President, Chief Operating
                              Officer and Chief Financial Officer