Form 10-Q
period 1998-03-31
MECKLERMEDIA CORP
filed 1998-05-08
CIK 916759

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: March 31, 1998

                                       OR

         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ____________

     Commission file number:  0-23364

                            MECKLERMEDIA CORPORATION
                            ------------------------
             (Exact name of Registrant as specified in its charter)

                   DELAWARE                                06-1385519
     ______________________________________             _______________
        (State or other jurisdiction of         (I.R.S. Employer Identification
         incorporation or organization)                         No.)

              20 KETCHUM STREET
            WESTPORT, CONNECTICUT                            06880
    ______________________________________              _______________
   (Address of principal executive offices)               (Zip Code)

                                (203) 226-6967
                                --------------
             (Registrant's telephone number, including area code)

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

     The number of outstanding shares the Registrant's common stock, par value $.01 per share, as of March 31, 1998, was 8,344,260.

                   MECKLERMEDIA CORPORATION AND SUBSIDIARIES
                   -----------------------------------------


                                     INDEX
                                     -----
                                                                     Page
                                                                   --------
PART I       Financial Information

Item 1.      Financial Statements

             Consolidated Balance Sheets -- March 31, 1998
               and September 30, 1997                                 3-4

             Consolidated Statements of Operations -- Three and
               Six Months Ended March 31, 1998 and 1997                5

             Consolidated Statements of Cash Flows -- Six Months
               Ended March 31, 1998 and 1997                           6

             Notes to Consolidated Financial Statements               7-9

Item 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations                    10-13

PART II.     Other Information                                        14-15

             Signatures                                                16

EXHIBIT 11.  STATEMENT REGARDING COMPUTATION OF
               PER SHARE EARNINGS                                      17

EXHIBIT 27.  FINANCIAL DATA SCHEDULE                                   18

PART I.      FINANCIAL INFORMATION
                                                  Item 1.   Financial Statements



                   MECKLERMEDIA CORPORATION AND SUBSIDIARIES
                   -----------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                     MARCH 31, 1998 AND SEPTEMBER 30, 1997
                     -------------------------------------
                                 (In thousands)
                                 --------------


                                                                         March 31,              September 30,
                                                                            1998                    1997
                                                                     -----------------       ------------------
                                                                        (Unaudited)
                              ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                 $18,796                  $23,971
     Accounts receivable, less allowances
          of $781 and $670, respectively                                         5,754                    3,960
     Advanced billings for trade shows                                           8,952                    9,497
     Inventory                                                                     451                    1,074
     Prepaid trade show expenses                                                 2,277                    3,198
     Deferred income taxes                                                         518                    1,715
     Prepaid expenses and other                                                    750                    1,824
                                                                   -------------------      -------------------
               Total current assets                                             37,498                   45,239

PROPERTY AND EQUIPMENT:
     Computer equipment                                                          2,688                    2,594
     Furniture, fixtures and equipment                                           1,110                      986
     Leasehold improvements                                                        354                      341
                                                                   -------------------      -------------------
                                                                                 4,152                    3,921
     Less:  Accumulated depreciation and amortization                           (1,554)                  (1,393)
                                                                   -------------------      -------------------
                                                                                 2,598                    2,528

INTANGIBLE ASSETS, net of accumulated amortization
     of $1,800 and $1,026, respectively                                          6,991                    3,760

OTHER ASSETS                                                                       486                      254
                                                                   -------------------      -------------------

               Total assets                                                    $47,573                  $51,781
                                                                   ===================      ===================



          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                   MECKLERMEDIA CORPORATION AND SUBSIDIARIES
                   -----------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                     MARCH 31, 1998 AND SEPTEMBER 30, 1997
                     -------------------------------------
              (In thousands, except share and per share amounts)
              --------------------------------------------------


                                                                         March 31,              September 30,
                                                                            1998                    1997
                                                                       ---------------          ---------------
                                                                        (Unaudited)
               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                          $ 2,651                 $ 4,219
     Accrued expenses                                                            6,747                   3,708
     Accrued income taxes                                                        2,393                      72
     Deferred trade show revenue                                                11,952                  21,406
     Deferred magazine revenue                                                     462                   2,640
                                                                   -------------------      ------------------
                Total current liabilities                                       24,205                  32,045

 DEFERRED MAGAZINE REVENUE - LONG-TERM                                               -                     320
                                                                   -------------------      ------------------
                Total liabilities                                               24,205                  32,365

COMMITMENTS AND CONTINGENCIES                                                        -                       -

STOCKHOLDERS' EQUITY:
    Preferred stock ($.01 par value, 1,000,000 shares authorized,
       no shares issued and outstanding)                                             -                       -
    Common stock ($.01 par value, 35,000,000 shares authorized,
       8,344,260 and 8,526,896 shares issued and outstanding
       at March 31, 1998 and September 30, 1997, respectively)                      83                      85
     Additional paid-in capital                                                 25,843                  24,857
    Treasury stock, at cost (260,000 and 10,000 shares at
    March 31, 1998 and September 30, 1997, respectively)                        (5,272)                   (172)

    Retained earnings (deficit)                                                  2,841                  (5,306)
    Foreign currency translation adjustment                                       (127)                    (48)
                                                                   -------------------      ------------------
                Total stockholders' equity                                      23,368                  19,416
                                                                   -------------------      ------------------
                Total liabilities and stockholders' equity                     $47,573                 $51,781
                                                                   ===================      ==================

          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                   MECKLERMEDIA CORPORATION AND SUBSIDIARIES
                   -----------------------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
               THREE AND SIX MONTHS ENDED MARCH 31, 1998 AND 1997
               --------------------------------------------------
                                  (UNAUDITED)
                                  -----------
                    (In thousands, except per share amounts)
                    ----------------------------------------

                                                                  Three Months Ended                     Six Months Ended
                                                                       March 31                              March 31
                                                             ----------------------------         -----------------------------
                                                                1998               1997               1998               1997
                                                             ---------        -----------         ----------        -----------
REVENUES:
     Trade shows                                              $16,847            $14,925            $34,065            $26,122
     Print publishing                                           2,691              4,765              7,506             10,293
     Web sites                                                    830                344              1,599                668
     Other                                                        364                482                822                919
                                                            ---------          ---------          ---------          ---------
                                                               20,732             20,516             43,992             38,002
                                                            ---------          ---------          ---------          ---------
COST OF SALES AND DIRECT COSTS:
     Trade shows                                                7,135              7,200             14,397             13,470
     Print publishing                                           2,658              3,380              6,411              6,460
     Web sites                                                    541                322                860                561
     Other                                                         92                103                223                289
                                                            ---------          ---------          ---------          ---------
                                                               10,426             11,005             21,891             20,780
                                                            ---------          ---------          ---------          ---------
Gross profit after cost of sales and direct costs              10,306              9,511             22,101             17,222

OPERATING EXPENSES:
     Advertising, promotion and selling                         1,970              3,667              6,303              7,255
     General and administrative                                 2,252              2,452              4,992              4,648
                                                            ---------          ---------          ---------          ---------
Operating income                                                6,084              3,392             10,806              5,319
                                                            ---------          ---------          ---------          ---------
Interest income                                                   225                274                514                546
Gain on sale of assets                                          2,036                  -              2,036                  -
                                                            ---------          ---------          ---------          ---------
Income before income taxes                                      8,345              3,666             13,356              5,865
Provision for income taxes                                      3,255                158              5,209                273
                                                            ---------          ---------          ---------          ---------
Net income                                                    $ 5,090            $ 3,508            $ 8,147            $ 5,592
                                                            =========          =========          =========          =========
Basic earnings per share                                        $0.61              $0.41              $0.97              $0.66
                                                            =========          =========          =========          =========
Diluted earnings per share                                      $0.59              $0.40              $0.94              $0.64
                                                            =========          =========          =========          =========
Weighted average number of common shares                        8,340              8,500              8,427              8,494
                                                            =========          =========          =========          =========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                   MECKLERMEDIA CORPORATION AND SUBSIDIARIES
                   -----------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                    SIX MONTHS ENDED MARCH 31, 1998 AND 1997
                    ----------------------------------------
                                  (UNAUDITED)
                                  -----------
                             (Dollars in thousands)
                             ----------------------


                                                                        Six                             Six
                                                                    Months Ended                   Months Ended
                                                                   March 31, 1998                 March 31, 1997
                                                                   --------------                 --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                          $ 8,147                        $ 5,592
     Adjustments to reconcile net cash provided by (used in)
      operations-
          Depreciation and amortization                                    1,381                            686
          Accretion of interest income on note receivable                     (8)                           (16)
          Deferred income taxes                                            1,070                              -
          Gain on sale of assets                                          (2,036)                             -
     Changes in assets and liabilities -
          (Increase) in accounts receivable and advance billings
           for trade shows                                                (1,249)                        (5,750)
          Decrease (increase) in inventory                                   623                            (18)
          Decrease in prepaid trade show expenses                            921                          1,193
          Decrease in prepaid expenses and other                             764                             19
          Increase in accounts payable and accrued expenses                3,492                          5,068
          (Decrease) in deferred trade show revenue                       (9,454)                        (1,856)
          (Decrease) increase in deferred magazine revenue                  (462)                           569
                                                                   -------------                  -------------
               Net cash provided by (used in) operating
                activities                                                 3,189                          5,487
                                                                   -------------                  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of assets                                            300                              -
     Proceeds from note receivable                                           213                            213
     Additions to property and equipment                                    (677)                          (883)
     Acquisitions of Web sites, trade shows, and other                    (4,005)                        (1,771)
                                                                   -------------                  -------------
               Net cash provided by (used in) investing
                activities                                                (4,169)                        (2,441)
                                                                   -------------                  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of options                                       984                            443
     Purchase of common stock for treasury                                (5,100)                             -
                                                                   -------------                  -------------
              Net cash provided by (used in) financing activities         (4,116)                           443
                                                                   -------------                  -------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                      (79)                           (81)
                                                                   -------------                  -------------

Net increase (decrease) in cash and cash equivalents                      (5,175)                         3,408
                                                                   -------------                  -------------

CASH AND CASH EQUIVALENTS, beginning of period                            23,971                         19,859
                                                                   -------------                  -------------

CASH AND CASH EQUIVALENTS, end of period                                 $18,796                        $23,267
                                                                   =============                  =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW:
     Cash paid for interest                                              $     -                        $     -
     Cash paid for income taxes                                          $ 1,818                        $    92

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                   MECKLERMEDIA CORPORATION AND SUBSIDIARIES
                   -----------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                 MARCH 31, 1998
                                 --------------
                                  (UNAUDITED)
                                  -----------
                     (In thousands, except per share data)
                     ------------------------------------

(1)  The Company:
     -----------

The Company is a leading provider of information about the Internet through its
(i) INTERNET WORLD trade shows and conferences, (ii) publication of INTERNET WORLD, a weekly business-to-business controlled circulation print publication and (iii) INTERNET.COM (formerly iWORLD), the Company's network of Web sites for Internet news and information resources. Since all of the Company's products and services relate to providing Internet-related information to business and information technology professionals and consumers, the Company's success is dependent on the continued growth of the Internet.

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

(3)  Inventory:
     ----------

Components of inventory include :

                                                         March 31,         September 30,
                                                           1998                1997
                                                         ---------         -------------
                Paper                                      $ 398              $  667
                Work-in-process                               53                 407
                                                           -----              ------
                                                           $ 451              $1,074
                                                           =====              ======

(4)  Income Taxes:
     -------------

Income taxes are provided at the projected annual effective tax rate. The provision for income taxes for the fiscal 1997 interim period is less than the federal statutory rate due primarily to the utilization of available net operating loss carryforwards.

(5)  Common Stock:
     ------------

On December 2, 1997 and December 30, 1997, the Company purchased an aggregate of 250,000 shares of its common stock in private transactions for approximately $5.1 million.

(6)  Earnings Per Share:
     ------------------

Effective December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128), which requires the replacement of primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. FAS 128 also requires restatement of previously reported earnings per share information for certain periods presented in the accompanying statements of operations to ensure consistency with currently reported amounts. Accordingly, the Company has restated previously reported earnings per share amounts. Computations of basic and diluted earnings per share for the three months ended March 31, 1998 and 1997 are as follows:

                                                         Three Months Ended March 31, 1998
                                          -------------------------------------------------------------
                                                Income                 Shares              Per Share
                                              (Numerator)          (Denominator)             Amount
                                          ----------------     -------------------     ----------------
BASIC EARNINGS PER SHARE

    Net income available to common
       stockholders                                 $5,090                   8,340                $0.61
                                                                                       ================
    Effect of Dilutive Securities:
       Stock options and warrants                        -                     301
                                          ----------------     -------------------
DILUTED EARNINGS PER SHARE
    Income available to common
       stockholders                                 $5,090                   8,641                $0.59
                                          ================     ===================     ================
                                                         Three Months Ended March 31, 1997
                                          -------------------------------------------------------------
                                                Income                 Shares              Per Share
                                              (Numerator)          (Denominator)             Amount
                                          ----------------     -------------------     ----------------
BASIC EARNINGS PER SHARE

    Net income available to common
       stockholders                                 $3,508                   8,500                $0.41
                                                                                       ================

    Effect of Dilutive Securities:
       Stock options and warrants                        -                     286
                                          ----------------     -------------------

DILUTED EARNINGS PER SHARE
    Income available to common
       stockholders                                 $3,508                   8,786                $0.40
                                          ================     ===================     ================

Options to purchase 42,366 and 21,800 shares of common stock at prices ranging from $26.90-$28.75 and from $23.63-$27.50 were outstanding during the quarters ended March 31, 1998 and March 31, 1997, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common stock. These options which begin expiring in February 2000, were outstanding at March 31, 1998 and March 31, 1997, respectively.

Computations of basic and diluted earnings per share for the six months ended March 31, 1998 and 1997 are as follows:

                                                          Six Months Ended March 31, 1998
                                          -------------------------------------------------------------
                                                Income                 Shares              Per Share
                                              (Numerator)          (Denominator)             Amount
                                          ----------------     -------------------     ----------------
BASIC EARNINGS PER SHARE

    Net income available to common
       stockholders                                 $8,147                   8,427                $0.97
                                                                                       ================
     Effect of Dilutive Securities:
       Stock options and warrants                        -                     246
                                          ----------------     -------------------
DILUTED EARNINGS PER SHARE
    Income available to common
       stockholders                                 $8,147                   8,673                $0.94
                                          ================     ===================     ================
                                                          Six Months Ended March 31, 1997
                                          -------------------------------------------------------------
                                                Income                 Shares              Per Share
                                              (Numerator)          (Denominator)             Amount
                                          ----------------     -------------------     ----------------
BASIC EARNINGS PER SHARE

    Net income available to common
       stockholders                                 $5,592                   8,494                $0.66
                                                                                       ================
    Effect of Dilutive Securities:
       Stock options and warrants                        -                     253
                                          ----------------     -------------------
DILUTED EARNINGS PER SHARE
    Income available to common
       stockholders                                 $5,592                   8,747                $0.64
                                          ================     ===================     ================

Options to purchase 130,166 and 31,800 shares of common stock at prices ranging from $23.84-$28.75 and from $23.00-$27.50 were outstanding during the six months ended March 31, 1998 and March 31 1997, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common stock. These options which begin expiring in February 2000, were outstanding at March 31, 1998 and March 31, 1997, respectively.

(7)  Sale of Assets:
---  --------------

On February 3, 1998, the Company sold the active subscriber list of the paid monthly print publication formerly known as INTERNET WORLD to The McGraw-Hill Companies, Inc. for cash and assumption of INTERNET WORLD's outstanding deferred subscription liabilities. The Company recognized a gain on the sale of approximately $2.0 million.

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

Since 1993, the Company has focused its efforts toward the Internet, launching its INTERNET WORLD print publication in August 1993. The Company launched its INTERNET WORLD trade shows in 1994. In addition, the Company added its INTERNET.COM network of World-Wide Web sites (formerly iWORLD) in 1995.

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

RESULTS OF OPERATIONS
---------------------

Comparison of the Three Months Ended March 31, 1998 and 1997

Revenues. Revenues for the three months ended March 31, 1998, increased to approximately $20.7 million from $20.5 million for the comparable period in fiscal 1997. Trade show revenues for the three months ended March 31, 1998, of approximately $16.8 million increased by approximately $1.9 million, from the comparable period in fiscal 1997. This increase was due primarily to the increase in revenues from Spring INTERNET WORLD 1998. Revenues from print publishing decreased approximately $2.1 million due to the Company concentrating its print publishing efforts into a single business-to-business publication (INTERNET WORLD). Web site revenues increased to $830,000 for the three months ended March 31, 1998, from $344,000 in the comparable period in fiscal 1997, due to increased advertising from INTERNET.COM, the Company's network of Web sites for Internet news and information resources. Other revenues decreased to $364,000 for the three months ended March 31, 1998, from $482,000 in the comparable period in fiscal 1997, due primarily to decreased list rentals.

Cost of sales and direct costs. Cost of sales and direct costs include the costs associated with producing trade shows and costs associated with editing, producing and distributing the Company's publications and Web sites. Cost of sales and direct costs for the three months ended March 31, 1998, decreased to approximately $10.4 million from $11.0 million for the comparable period in fiscal 1997. Trade show cost of sales and direct costs for the three months ended March 31, 1998, was $7.1 million compared to $7.2 million for same period in the prior fiscal year. Gross profit after cost of sales and direct costs for trade shows for the three months ended March 31, 1998, increased by $2.0 million to approximately $9.7 million from $7.7 million for the comparable period in fiscal 1997. This increase is primarily attributable to the increase in revenues from the Spring INTERNET WORLD trade show. Print publishing cost of sales and direct costs decreased by approximately $722,000 for the three month period ended March 31, 1998, from the comparable period for fiscal 1997, as a result of the Company concentrating its print publishing into a single business-to-business publication (INTERNET WORLD). Web site cost of sales and direct costs increased to $541,000 for the three months ended March 31,1998, from $322,000 in the comparable period in fiscal 1997 due primarily to higher costs to support the expanded editorial content of INTERNET.COM. Cost of sales and direct costs for other revenues decreased to $92,000 for the three month period ended March 31, 1998, compared to $103,000 in the comparable period in fiscal 1997.

Advertising, promotion and selling expenses. Advertising, promotion and selling expenses represent costs related to circulation and promotion, including direct mail, newsstand promotion and fulfillment expense, sales commissions, and advertising and marketing staff. Advertising, promotion and selling expenses for the three months ended March 31, 1998, decreased 46% to approximately $2.0 million from $3.7 million for the comparable period in fiscal 1997 due primarily to the Company concentrating its print publishing efforts into a single business-to-business publication.

General and administrative expenses. General and administrative expenses include salaries, depreciation, amortization, telecommunications, insurance and professional fees. General and administrative expenses for the three months ended March 31, 1998, decreased to approximately $2.3 million from $2.5 million for the comparable period in fiscal 1997, as a result of the Company concentrating its print publishing efforts into a single business-to-business publication. This overall decrease was offset by increases in depreciation and amortization expense of $307,000, as well as increased professional fees for trademarks and other matters. The Company anticipates that future general and administrative expenses will increase in the aggregate, although such expenses are expected to continue to decline as a percentage of revenue.

Operating income. Operating income for the three months ended March 31, 1998, increased to $6.1 million from $3.4 million for the comparable period in fiscal 1997. This increase is a result of higher trade show revenues for Spring INTERNET WORLD 1998, combined with decreased advertising, promotion and selling expenses as a result of the Company concentrating its print publishing efforts into a single business-to-business publication.

Interest income. Interest income for the three months ended March 31,1998, decreased to $225,000 from $274,000 for the comparable period in fiscal 1997, due to the Company's use of funds to purchase $5.1 million of its common stock for treasury and for the acquisition of Web sites and trade shows.

Gain on sale of assets. On February 3, 1998, the Company sold the active subscriber list to the paid monthly print publication formerly known as INTERNET WORLD to The McGraw-Hill Companies, Inc. for cash and assumption of INTERNET WORLD's outstanding deferred subscription liabilities. The Company recognized a gain on the sale of approximately $2.0 million.

Income taxes. For the three months ended March 31, 1998, income taxes are provided at the projected annual effective tax rate. The provision for income taxes for the fiscal 1997 interim period of $158,000, which was primarily for foreign income taxes and for state capital taxes, is less than the federal statutory rate due primarily to the utilization of available net operating loss carryforwards.

Net income. Based upon the results discussed above, the Company's net income increased to $5.1 million for the three months ended March 31, 1998, from $3.5 million for the comparable period in fiscal 1997.

Comparison of the Six Months Ended March 31, 1998 and 1997

Revenues. Revenues for the six months ended March 31, 1998, increased 16% to approximately $44.0 million from $38.0 million for the comparable period in fiscal 1997. Trade show revenues for the six months ended March 31, 1998, of approximately $34.1 million increased by approximately $7.9 million from the comparable period in fiscal 1997. This increase was due primarily to the increase in revenues from Fall INTERNET WORLD 1997 and Spring INTERNET WORLD 1998. Revenues from print publishing decreased approximately $2.8 million due to the Company concentrating its print publishing efforts into a single business-to-business publication. Web site revenues increased to $1.6 million for the six months ended March 31, 1998, from $668,000 in the comparable period in fiscal 1997, due to increased advertising from INTERNET.COM, the Company's network of Web sites for Internet news and information resources. Other revenues decreased to

$822,000 for the six months ended March 31, 1998, from $919,000 in the comparable period in fiscal 1997, due primarily to decreased list rentals.

Cost of sales and direct costs. Cost of sales and direct costs include the costs associated with producing trade shows and costs associated with editing, producing and distributing the Company's publications and Web sites. Cost of sales and direct costs for the six months ended March 31, 1998, increased to approximately $21.9 million from $20.8 million for the comparable period in fiscal 1997. Trade show cost of sales and direct costs for the six months ended March 31, 1998, of $14.4 million, increased by $927,000 from the comparable period in fiscal 1997. The increase was due primarily to the increased costs associated with the production of the larger Fall INTERNET WORLD 1997. Gross profit after cost of sales and direct costs for trade shows for the six months ended March 31, 1998, increased by $7.0 million to approximately $19.7 million from $12.7 million for the comparable period in fiscal 1997. This increase is primarily attributable to the increase in revenues from the Fall and Spring INTERNET WORLD trade shows. Print publishing cost of sales and direct costs decreased to approximately $6.4 million for the six month period ended March 31, 1998, from $6.5 million for the comparable period for fiscal 1997 as a result of the Company concentrating its print publishing efforts into a single business-to-business publication. Web site cost of sales and direct costs increased to $860,000 for the six months ended March 31,1998, from $561,000 in the comparable period in fiscal 1997 due primarily to higher costs to support the expanded editorial content of INTERNET.COM. Cost of sales and direct costs for other revenues increased to $223,000 for the six month period ended March 31, 1998, compared to $289,000 in the comparable period in fiscal 1997.

Advertising, promotion and selling expenses. Advertising, promotion and selling expenses represent costs related to circulation and promotion, including direct mail, newsstand promotion and fulfillment expense, sales commissions, and advertising and marketing staff. Advertising, promotion and selling expenses for the six months ended March 31, 1998, decreased 13% to approximately $6.3 million from $7.3 million for the comparable period in fiscal 1997, due primarily to the Company concentrating its print publishing efforts into a single business-to-business publication.

General and administrative expenses. General and administrative expenses include salaries, depreciation, amortization, telecommunications, insurance and professional fees. General and administrative expenses for the six months ended March 31, 1998, increased 7% to approximately $5.0 million from $4.6 million for the comparable period in fiscal 1997. Approximately $210,000 of this increase was for severance and other costs related to the Company's strategic magazine initiative announced in December 1997. Increases in depreciation and amortization expense of $694,000, as well as increased professional fees for trademarks and other matters, also contributed to the increase. The Company anticipates that future general and administrative expenses will increase in the aggregate, although such expenses are expected to continue to decline as a percentage of revenue.

Operating income. Operating income for the six months ended March 31, 1998, increased to $10.8 million from $5.3 million for the comparable period in fiscal 1997. This increase is primarily a result of revenues increasing 16% to approximately $44.0 million in the six months ended March 31, 1998, from $38.0 million in the comparable period in fiscal 1997.

Interest income. Interest income for the six months ended March 31,1998, decreased to $514,000 from $546,000 for the comparable period in fiscal 1997 due to the Company's use of funds to purchase $5.1 million of its common stock for treasury and for the acquisition of Web sites and trade shows.

Gain on sale of assets. On February 3, 1998, the Company sold the active subscriber list of the paid monthly print publication formerly known as INTERNET WORLD to The McGraw-Hill Companies, Inc. for cash and assumption of INTERNET WORLD's outstanding deferred subscription liabilities. The Company recognized a gain on the sale of approximately $2.0 million.

Income taxes. For the six months ended March 31, 1998, income taxes are provided at the projected annual effective tax rate. The provision for income taxes for the fiscal 1997 interim period of $273,000, which was primarily for foreign income taxes and for state capital taxes, is less than the federal statutory rate due primarily to the utilization of available net operating loss carryforwards.

Net income. Based upon the results discussed above, the Company's net income increased to $8.1 million for the six months ended March 31, 1998, from $5.6 million for the comparable period in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Since the beginning of fiscal 1994, the Company's primary sources of liquidity have been the proceeds from sales of assets, borrowing under lines of credit that have been repaid, its public offerings in February 1994 and August 1995 and operations. Through its public offerings, the Company realized net proceeds, after offering expenses and underwriters' discounts, of approximately $20.7 million. At March 31, 1998, the Company had cash and cash equivalents of approximately $18.8 million, compared to $24.0 million at September 30, 1997. Operating activities for the six months ended March 31, 1998, provided approximately $3.2 million in cash, due primarily to net income of approximately $8.1 million for the period and changes in components of working capital.

The Company's net accounts receivable and advanced billings for trade shows increased to approximately $14.7 million at March 31, 1998, from $13.5 million at September 30, 1997. Accounts payable and accrued expenses increased to approximately $11.8 million primarily as a result of the timing of the Spring and Canada INTERNET WORLD 1998 trade shows and accruals for federal and state income taxes. Deferred trade show revenue decreased to $12.0 million at March 31, 1998, from $21.4 million at September 30, 1997, primarily as a function of the production of the Fall INTERNET WORLD 1997 and Spring INTERNET WORLD 1998 trade shows, offset partially by advanced billings for Summer 1998, Fall 1998, and Spring INTERNET WORLD 1999 trade shows.

The Company had capital expenditures of $677,000 for the six months ended March 31, 1998. This was primarily due to an increase in computer equipment and software purchases required for the Company's general operating activities and its INTERNET.COM network of Web sites. The Company anticipates incurring a similar level of capital expenditures for the remainder of fiscal 1998. During the six months ended March 31, 1998, the Company also expended $4.0 million for trade show and Web site acquisitions, and for expenditures to register its various trade names in the United States and throughout the world.

The Company realized net proceeds from the exercise of stock options of $984,000 and purchased $5.1 million of its common stock during the six months ended March 31, 1998.

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

                        Not Applicable

Item 3.                 DEFAULTS UPON SENIOR SECURITIES

                        Not Applicable

Item 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        a) The Registrant's 1998 Annual Meeting of Stockholders (the "Annual Meeting") was held on February 25, 1998.

        b) Proxies were solicited by the Registrant's management pursuant to Regulation 14A under the Securities Exchange Act of 1934; there was no solicitation in opposition to management's nominees for director as listed in the proxy statement; and all of such nominees were elected for a one year term.

        c) The following matters were voted upon at the Annual Meeting with the voting results as indicated:

           1. Proposal to approve the election of the individuals set forth below to the Board of Directors of the Registrant to serve until the 1999 Annual Meeting of Stockholders of the Registrant.

              Nominee                                 Votes For          Votes Against         Votes Withheld
              -------                               ------------         --------------        --------------
              Alan M. Meckler                         7,504,803                    -                 1,597
              Christopher S. Cardell                  7,506,000                    -                   400
              Wayne A. Martino                        7,505,803                    -                   597
              Michael J. Davies                       7,503,800                    -                 2,600
              Walter H. Lippincott                    7,506,000                    -                   400
              Gilbert F. Bach                         7,506,000                    -                   400
              Beverly C. Chell                        7,503,800                    -                 2,600

          2. Proposal to appoint Arthur Andersen LLP, independent accountants, to act as auditors for the Registrant for the year ending September 30, 1998.

              Votes For                           Votes Against                   Abstain
              ---------                           -------------                   -------
              7,504,506                               1,500                         394

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


                              MECKLERMEDIA CORPORATION



Dated: May 8, 1998              /s/ Alan M. Meckler
                              -----------------------------------------------
                                Alan M. Meckler
                                Director, Chairman of the Board
                                and Chief Executive Officer
                                (Principal Executive Officer)


Dated: May 8, 1998              /s/ Christopher S. Cardell
                              -----------------------------------------------
                                Christopher S. Cardell
                                Director, President, Chief Operating
                                Officer and Chief Financial Officer