Form 10-Q
period 1998-06-30
MECKLERMEDIA CORP
filed 1998-08-06
CIK 916759

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: June 30, 1998

                                       OR

         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ____________

     Commission file number:  0-23364

                            MECKLERMEDIA CORPORATION
                            ------------------------
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                         06-1385519
-------------------------------                  -------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                                  No.)

           20 KETCHUM STREET
         WESTPORT, CONNECTICUT                                  06880
----------------------------------------                     ----------
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

The number of outstanding shares the Registrant's common stock, par value $.01 per share, as of June 30, 1998, was 9,099,860.

                   MECKLERMEDIA CORPORATION AND SUBSIDIARIES
                   -----------------------------------------

                                     INDEX
                                     -----

                                                                                        Page
                                                                                        ----
PART I          Financial Information

Item 1.         Financial Statements

                Consolidated Balance Sheets  June 30, 1998
                 and September 30, 1997                                                 3-4

                Consolidated Statements of Operations -- Three and Nine Months
                 Ended June 30, 1998 and 1997                                           5

                Consolidated Statements of Cash Flows  Nine Months
                 Ended June 30, 1998 and 1997                                           6

                Notes to Consolidated Financial Statements                              7-10

Item 2.         Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                    11-15

PART II.        Other Information                                                       16

                Signatures                                                              17

EXHIBIT 11.     STATEMENT REGARDING COMPUTATION OF
                 PER SHARE EARNINGS (LOSS)                                              18

EXHIBIT 27.     FINANCIAL DATA SCHEDULE                                                 19

PART I.   FINANCIAL INFORMATION
                                                  Item 1.   Financial Statements

                   MECKLERMEDIA CORPORATION AND SUBSIDIARIES
                   -----------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                      JUNE 30, 1998 AND SEPTEMBER 30, 1997
                      ------------------------------------
                                 (In thousands)
                                 --------------


                                                                       June 39, 1998          September 30, 1997
                                                                       -------------          ------------------
                                                                        (Unaudited)
                              ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                 $ 6,456                  $23,971
     Accounts receivable, less allowances
          of $934 and $670, respectively                                         6,214                    3,960
     Advanced billings for trade shows                                          10,900                    9,497
     Inventory                                                                     412                    1,074
     Prepaid trade show expenses                                                 4,310                    3,198
     Deferred income taxes                                                         603                    1,715
     Prepaid expenses and other                                                    613                    1,824
                                                                   -------------------      -------------------
               Total current assets                                             29,508                   45,239

PROPERTY AND EQUIPMENT:
     Computer equipment                                                          3,160                    2,594
     Furniture, fixtures and equipment                                           1,236                      986
     Leasehold improvements                                                        413                      341
                                                                   -------------------      -------------------
                                                                                 4,809                    3,921
     Less:  Accumulated depreciation and amortization                           (1,833)                  (1,393)
                                                                   -------------------      -------------------
                                                                                 2,976                    2,528

INTANGIBLE ASSETS, net of accumulated amortization
     of $2,482 and $1,026, respectively                                         37,825                    3,760

OTHER ASSETS                                                                       634                      254
                                                                   -------------------      -------------------

                    Total assets                                               $70,943                  $51,781
                                                                   ===================      ===================



          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                   MECKLERMEDIA CORPORATION AND SUBSIDIARIES
                   -----------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                      JUNE 30, 1998 AND SEPTEMBER 30, 1997
                      ------------------------------------
               (In thousands, except share and per share amounts)
               --------------------------------------------------


                                                                          June 30,              September 30,
                                                                            1998                    1997
                                                                          --------              -------------
                                                                        (Unaudited)
               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                          $ 3,074                 $ 4,219
     Accrued expenses                                                            5,517                   3,708
     Accrued income taxes                                                          893                      72
     Deferred trade show revenue                                                23,622                  21,406
     Deferred magazine revenue                                                     536                   2,640
                                                                   -------------------      ------------------
               Total current liabilities                                        33,642                  32,045


DEFERRED MAGAZINE REVENUE - LONG-TERM                                              132                     320
                                                                   -------------------      ------------------

               Total liabilities                                                33,774                  32,365

COMMITMENTS AND CONTINGENCIES                                                        -                       -

STOCKHOLDERS' EQUITY:
     Preferred stock ($.01 par value, 1,000,000 shares authorized,
           no shares issued and outstanding)                                         -                       -
     Common stock ($.01 par value, 35,000,000 shares authorized,
           9,099,860 and 8,526,896 shares issued and outstanding
           at June 30, 1998 and September 30, 1997, respectively)                   91                      85
     Additional paid-in capital                                                 41,365                  24,857
     Treasury stock, at cost (260,000 and 10,000 shares at
      June 30, 1998 and September 30, 1997, respectively)                       (5,272)                   (172)
     Retained earnings (deficit)                                                 1,101                  (5,306)
     Foreign currency translation adjustment                                      (116)                    (48)
                                                                   -------------------      ------------------

               Total stockholders' equity                                       37,169                  19,416
                                                                   -------------------      ------------------

               Total liabilities and stockholders' equity                      $70,943                 $51,781
                                                                   ===================      ==================



          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                   MECKLERMEDIA CORPORATION AND SUBSIDIARIES
                   -----------------------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
               THREE AND NINE MONTHS ENDED JUNE 30, 1998 AND 1997
               --------------------------------------------------
                                  (UNAUDITED)
                                  -----------
                    (In thousands, except per share amounts)
                    ----------------------------------------


                                                    Three Months Ended                       Nine Months Ended
                                                          June 30                                 June 30
                                                    ------------------                       -----------------
                                                 1998                 1997                1998               1997
                                                 ----                 ----                ----               ----
REVENUES:
     Trade shows                                 $  2,366             $    865             $36,431            $26,987
     Print publishing                               2,232                4,524               9,738             14,817
     Web sites                                        971                  349               2,570              1,017
     Other                                            274                  532               1,096              1,451
                                          ---------------      ---------------      --------------     --------------
                                                    5,843                6,270              49,835             44,272
                                          ---------------      ---------------      --------------     --------------

COST OF SALES AND DIRECT COSTS:
     Trade shows                                    1,917                  128              16,314             13,598
     Print publishing                               1,815                3,961               8,226             10,421
     Web sites                                        558                  282               1,418                843
     Other                                             73                  122                 296                411
                                          ---------------      ---------------      --------------     --------------
                                                    4,363                4,493              26,254             25,273
                                          ---------------      ---------------      --------------     --------------

Gross profit after cost of
 sales and direct costs                             1,480                1,777              23,581             18,999

OPERATING EXPENSES:
     Advertising, promotion and selling             1,604                2,834               7,907             10,089
     General and administrative                     2,128                1,983               6,484              6,256
     Amortization of intangibles                      704                  213               1,340                588
                                          ---------------      ---------------      --------------     --------------
Operating income (loss)                            (2,956)              (3,253)              7,850              2,066
                                          ---------------      ---------------      --------------     --------------

Interest income                                       150                  279                 664                825
Gain on sale of assets                                  -                    -               2,036                  -
                                          ---------------      ---------------      --------------     --------------

Income (loss) before income taxes                  (2,806)              (2,974)             10,550              2,891
Provision (benefit) for income taxes               (1,066)              (1,046)              4,143               (773)
                                          ---------------      ---------------      --------------     --------------

Net income (loss)                                 ($1,740)             ($1,928)            $ 6,407            $ 3,664
                                          ===============      ===============      ==============     ==============

Basic earnings (loss) per share                    ($0.20)              ($0.23)              $0.75              $0.43
                                          ===============      ===============      ==============     ==============

Diluted earnings (loss) per share                  ($0.20)              ($0.23)              $0.73              $0.42
                                          ===============      ===============      ==============     ==============

Weighted average number of
 common shares                                      8,724                8,516               8,526              8,502
                                          ===============      ===============      ==============     ==============

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                   MECKLERMEDIA CORPORATION AND SUBSIDIARIES
                   -----------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                    NINE MONTHS ENDED JUNE 30, 1998 AND 1997
                    ----------------------------------------
                                  (UNAUDITED)
                                  -----------
                                 (In thousands)
                                 --------------

                                                                           Nine                           Nine
                                                                       Months Ended                   Months Ended
                                                                      June 30, 1998                   June 30, 1997
                                                                      -------------                   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                         $  6,407                       $  3,664
    Net income
    Adjustments to reconcile net cash provided by (used in)
     operations-
          Depreciation and amortization                                          1,896                          1,102
          Accretion of interest income on note receivable                           (8)                           (20)
          Deferred income taxes                                                    985                         (1,098)
          Gain on sale of assets                                                (2,036)                             -
     Changes in assets and liabilities -
          (Increase) in accounts receivable and advance billings
           for trade shows                                                      (3,293)                       (10,136)
           Decrease (increase) in inventory                                        662                           (410)
          (Increase) in prepaid trade show expenses                             (1,112)                          (780)
          Decrease in prepaid expenses and other                                   728                            407
          (Decrease) increase in accounts payable, accrued
           expenses and income taxes                                              (639)                         4,373
          Increase in deferred trade show revenue                                2,216                          8,570
          (Decrease) increase in deferred magazine revenue                        (256)                           286
                                                                 ---------------------           --------------------
               Net cash provided by (used in) operating
                activities                                                       5,550                          5,958
                                                                 ---------------------           --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of assets                                                  300                              -
     Proceeds from note receivable                                                 238                            212
     Additions to property and equipment                                          (842)                        (1,385)
     Acquisitions of trade shows, Web sites,
         print publications, and other                                         (18,638)                        (2,882)
                                                                 ---------------------           --------------------
               Net cash provided by (used in) investing
                activities                                                     (18,942)                        (4,055)
                                                                 ---------------------           --------------------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of options                                           1,045                            483
     Purchase of common stock for treasury                                      (5,100)                          (172)
                                                                 ---------------------           --------------------
              Net cash provided by (used in) financing
               activities                                                       (4,055)                           311
                                                                 ---------------------           --------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                            (68)                          (109)
                                                                 ---------------------           --------------------

Net increase (decrease) in cash and cash equivalents                           (17,515)                         2,105
                                                                 ---------------------           --------------------

CASH AND CASH EQUIVALENTS, beginning of period                                  23,971                         19,859
                                                                 ---------------------           --------------------

CASH AND CASH EQUIVALENTS, end of period                                      $  6,456                       $ 21,964
                                                                 =====================           ====================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW:
     Cash paid for interest                                                   $      -                       $      -
     Cash paid for income taxes                                               $  2,628                       $    150


          The accompanying notes to consolidated financial statements are an integral part of these statements.

                   MECKLERMEDIA CORPORATION AND SUBSIDIARIES
                   -----------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                 JUNE 30, 1998
                                 -------------
                                  (UNAUDITED)
                                  -----------
                     (In thousands, except per share data)
                     ------------------------------------

(1)  The Company:
     -----------

The Company is a leading provider of information about the Internet through its
(i) INTERNET WORLD and ISPCON trade shows and conferences, (ii) publication of INTERNET WORLD, a weekly controlled circulation newspaper, (iii) publication of BOARDWATCH, a monthly general circulation magazine, (iv) publication of the DIRECTORY OF INTERNET SERVICE PROVIDERS, a general circulation publication and
(v) INTERNET.COM, the Company's network of Web sites for Internet news and information resources. Because all of the Company's products and services relate to providing Internet-related information to business and information technology professionals and consumers, the Company's success is dependent on the continued growth of the Internet.

(2)  Basis of Presentation:
     ---------------------

The accompanying unaudited financial statements have been prepared from the books and records of the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that these unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been reflected in such financial statements. Certain of the Company's operations are cyclical in nature. The number and size of INTERNET WORLD and ISPCON trade shows held in the United States in a particular quarter has and will continue to significantly impact the Company's quarterly results. Accordingly, presentation of quarterly results of operations is not necessarily indicative of annual results or trends.

Certain amounts have been reclassified in the prior year statements to conform to the current year presentation.

The Company does not believe any recently issued accounting standards will have a material impact on its financial condition or results of operations.

(3)    Inventory:
       ----------

Components of inventory include:

                                       June 30,          September 30,
                                         1998                 1997
                                       --------          -------------
               Paper                         $ 247              $  667
               Work-in-process                 165                 407
                                     -------------       -------------
                                             $ 412              $1,074
                                     =============       =============

(4)    Income Taxes:
       -------------

Income taxes are provided at the projected annual effective tax rate. The provision (benefit) for income taxes for the fiscal 1997 interim period is less than the federal statutory rate due primarily to the utilization of available net operating loss carryforwards.

(5)  Common Stock:
     ------------

On December 2, 1997 and December 30, 1997, the Company purchased an aggregate of 250,000 shares of its common stock in private transactions for approximately $5.1 million.

(6)  Earnings (Loss) Per Share:
     -------------------------

Effective December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128), which requires the replacement of primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. FAS 128 also requires restatement of previously reported earnings per share information for certain periods presented in the accompanying statements of operations to ensure consistency with currently reported amounts. Accordingly, the Company has restated previously reported earnings per share amounts. Computations of basic and diluted earnings per share for the three months ended June 30, 1998 and 1997 are as follows:

                                                             Three Months Ended June 30, 1998
                                             -------------------------------------------------------------
                                                Income (Loss)             Shares               Per Share
                                                 (Numerator)          (Denominator)             Amount
                                             ----------------     -------------------     ----------------
BASIC AND DILUTED LOSS PER SHARE

    Net income (loss) available to common
       stockholders                                   ($1,738)                  8,724               ($0.20)
                                             ================     ===================     ================
                                                             Three Months Ended June 30, 1997
                                             -------------------------------------------------------------
                                                Income (Loss)
                                                                          Shares               Per Share
                                                 (Numerator)          (Denominator)             Amount
                                             ----------------     -------------------     ----------------
BASIC AND DILUTED LOSS PER SHARE

    Net income (loss) available to common
       stockholders                                   ($1,928)                  8,516               ($0.23)
                                             ================     ===================     ================

For the three months ended June 30, 1998 and 1997, the weighted average number of shares of common stock outstanding do not include the dilutive effect of stock options as they would be anti-dilutive.

Computations of basic and diluted earnings per share for the nine months ended June 30, 1998 and 1997 are as follows:

                                                          Nine Months Ended June 30, 1998
                                          -------------------------------------------------------------
                                                Income                 Shares              Per Share
                                              (Numerator)          (Denominator)             Amount
                                          ----------------     -------------------     ----------------
BASIC EARNINGS PER SHARE

    Net income available to common
       stockholders                                 $6,407                   8,526                $0.75
                                                                                       ================

    Effect of Dilutive Securities:
       Stock options and warrants                        -                     213
                                          ----------------     -------------------

DILUTED EARNINGS PER SHARE
    Net income available to common
       stockholders                                 $6,407                   8,739                $0.73
                                          ================     ===================     ================
                                                          Nine Months Ended June 30, 1997
                                          -------------------------------------------------------------
                                                Income                 Shares              Per Share
                                              (Numerator)          (Denominator)             Amount
                                          ----------------     -------------------     ----------------
BASIC EARNINGS PER SHARE

    Net income available to common
       stockholders                                 $3,664                   8,502                $0.43
                                                                                       ================

    Effect of Dilutive Securities:
       Stock options and warrants                        -                     216
                                          ----------------     -------------------

DILUTED EARNINGS PER SHARE
    Net income available to common
       stockholders                                 $3,664                   8,718                $0.42
                                          ================     ===================     ================

Options to purchase 135,000 and 45,000 shares of common stock at prices ranging from $23.63-$28.75 and from $23.00-$27.50 were outstanding during the nine months ended June 30, 1998 and June 30 1997, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common stock.

(7)  Sale of Assets:
     --------------

On February 3, 1998, the Company sold the active subscriber list of the paid monthly print publication formerly known as INTERNET WORLD to The McGraw-Hill Companies, Inc. for cash and assumption of INTERNET WORLD's outstanding deferred subscription liabilities. The Company recognized a gain on the sale of approximately $2.0 million.

(8)  Acquisition:
     -----------

On May 15, 1998, the Company consummated the acquisition of all of the outstanding capital stock of Boardwatch Magazine, Inc. ("Boardwatch") and One, Inc. ("One"), each a Colorado corporation ("Boardwatch/One Acquisition"). The consideration paid consisted of cash in the amount of $14.0 million and 750,000 shares of the Company's Common Stock. Boardwatch is the publisher of the monthly trade magazine BOARDWATCH which has a circulation of approximately 25,000 readers. One is the organizer of the ISPCON trade shows, the largest tradeshows in the Internet Service Provider industry. Boardwatch's Web site, Boardwatch.com, and One's Web site, Ispcon.com, were included in the acquisition. The accounting for this transaction is preliminary and is subject to certain purchase accounting adjustments.

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

Introduction
------------

Certain of the Company's operations are cyclical in nature. The number and size of trade shows held in a particular quarter has and will continue to significantly impact the Company's quarterly results. Accordingly, presentation of quarterly results of operations is not necessarily indicative of annual results or trends.

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

On May 15, 1998, the Company consummated the acquisition of all of the outstanding capital stock of Boardwatch Magazine, Incorporated ("Boardwatch") and One, Inc. ("One"), each a Colorado corporation ("Boardwatch/One Acquisition"). The consideration paid consisted of cash in the amount of $14.0 million and 750,000 shares of the Company's Common Stock. Boardwatch is the publisher of the monthly trade magazine BOARDWATCH which has a circulation of approximately 25,000 readers. One is the organizer of the ISPCON trade shows, the largest tradeshows in the Internet Service Provider industry. Boardwatch's Web site, Boardwatch.com, and One's Web site, Ispcon.com, were included in the acquisition.


RESULTS OF OPERATIONS
---------------------

Comparison of the Three Months Ended June 30, 1998 and 1997

Revenues. Revenues for the three months ended June 30, 1998, increased to approximately $5.8 million from $6.3 million for the comparable period in fiscal 1997. Trade show revenues for the three months ended June 30, 1998, of approximately $2.4 million increased by approximately $1.5 million, from the comparable period in fiscal 1997, reflecting the growth of Internet World U.K. 1998 and Internet World Mexico 1998. Due to the Company's increase in its ownership of the U.K and Mexico events during fiscal 1998 to 100% and 51%, respectively, these events are now consolidated for financial reporting purposes. In the fiscal 1997 period these events were recorded as equity investments. Revenues from print publishing decreased approximately $2.3 million due to the Company concentrating its print publishing efforts into a single business-to-business publication (INTERNET WORLD), offset partially by advertising revenue contributed by BOARDWATCH magazine, which was acquired during the third quarter of fiscal 1998. Web site revenues increased to approximately $1.0 million for the three months ended June 30, 1998, from $349,000 in the comparable period in fiscal 1997, due to increased advertising from INTERNET.COM, the Company's network of Web sites for Internet news and information resources. Other revenues decreased to $274,000 for the three months ended June 30, 1998, from $532,000 in the comparable period in fiscal 1997, due primarily to decreased list rentals.

Cost of sales and direct costs. Cost of sales and direct costs include the costs associated with producing trade shows and costs associated with editing, producing and distributing the Company's publications and Web sites. Cost of sales and direct costs for the three months ended June 30, 1998, decreased to approximately $4.4 million from $4.5 million for the comparable period in fiscal 1997. Trade show cost of sales and direct costs for the three months ended June 30, 1998, was $1.9 million compared to $128,000 for same period in the prior fiscal year. Gross profit after cost of sales and direct costs for trade shows for the three months ended June 30, 1998, decreased to approximately $449,000 from $737,000 for the comparable period in fiscal 1997. This decrease is primarily attributable to the increased costs associated with the Internet World U.K. trade show. Due to the Company's increase in its ownership to 100% of this event in 1998, it is now consolidated for financial reporting purposes. In fiscal 1997, this event was recorded as an equity investment. Print publishing cost of sales and direct costs decreased by approximately $2.1 million for the three month period ended June 30, 1998, from the comparable period for fiscal 1997, as a result of the Company concentrating its print publishing into a single business-to-business publication (INTERNET WORLD). Web site cost of sales and direct costs increased to $558,000 for the three months ended June 30,1998, from $282,000 in the comparable period in fiscal 1997 due primarily to higher costs to support the expanded editorial content of INTERNET.COM. Cost of sales and direct costs for other revenues decreased to $73,000 for the three month period ended June 30, 1998, compared to $122,000 in the comparable period in fiscal 1997.

Advertising, promotion and selling expenses. Advertising, promotion and selling expenses represent costs related to circulation and promotion, including direct mail, newsstand promotion and fulfillment expense, sales commissions, and advertising and marketing staff. Advertising, promotion and selling expenses for the three months ended June 30, 1998, decreased 43% to approximately $1.6 million from $2.8 million for the comparable period in fiscal 1997 due primarily to the Company concentrating its print publishing efforts into a single business-to-business publication, partially offset by additional expenses from BOARDWATCH magazine.

General and administrative expenses. General and administrative expenses include salaries, depreciation, telecommunications, insurance and professional fees. General and administrative expenses for the three months ended June 30, 1998, increased to approximately $2.1 million from $2.0 million for the
comparable period in fiscal 1997.   The increase was primarily due to
approximately $200,000 in one-time professional fees related to litigation in Germany where the Company succesfully defended its INTERNET WORLD trademark and other matters. The Company anticipates that future general and administrative expenses will increase in the aggregate, although such expenses are expected to continue to decline as a percentage of revenue.

Amortization of intangibles. Amortization of intangibles increased to $704,000 for the three months ended June 30, 1998 from $213,000 for the three months ended June 30, 1997. This increase is due to the amortization of goodwill associated with the Boardwatch/One Acquisition along with increased amortization of intangibles associated with the acquisitions of Web sites.

Operating loss. Operating loss for the three months ended June 30, 1998, decreased to $3.0 million from $3.3 million for the comparable period in fiscal 1997. This decrease is a result of decreased advertising, promotion and selling expenses as a result of the Company concentrating its print publishing efforts into a single business-to-business publication.

Interest income. Interest income for the three months ended June 30,1998, decreased to $150,000 from $279,000 for the comparable period in fiscal 1997, due to the Company's use of funds to purchase Boardwatch and One.

Income taxes. For the three months ended June 30, 1998, income taxes are provided at the projected annual effective tax rate. The income tax benefit for the three months ended June 30, 1997, of $1.0 million represents the elimination of valuation allowances due to the anticipated utilization of net operating loss carryforwards.

Net loss. Based upon the results discussed above, the Company's net loss decreased to $1.7 million for the three months ended June 30, 1998, from $1.9 million for the comparable period in fiscal 1997.

Comparison of the Nine Months Ended June 30, 1998 and 1997

Revenues. Revenues for the nine months ended June 30, 1998, increased 13% to approximately $49.8 million from $44.2 million for the comparable period in fiscal 1997. Trade show revenues for the nine months ended June 30, 1998, of approximately $36.4 million increased by approximately $9.4 million from the comparable period in fiscal 1997. This increase was due primarily to the increase in revenues from Fall INTERNET WORLD 1997 and Spring INTERNET WORLD 1998. Revenues from print publishing decreased approximately $5.1 million due to the Company concentrating its print publishing efforts into a single business-to-business publication. Web site revenues increased to $2.6 million for the nine months ended June 30, 1998, from $1.0 million in the comparable period in fiscal 1997, due to increased advertising from INTERNET.COM, the Company's network of Web sites for Internet news and information resources. Other revenues decreased to $1.0 million for the nine months ended June 30, 1998, from $1.5 million in the comparable period in fiscal 1997, due primarily to decreased list rentals.

Cost of sales and direct costs. Cost of sales and direct costs include the costs associated with producing trade shows and costs associated with editing, producing and distributing the Company's publications and Web sites. Cost of sales and direct costs for the nine months ended June 30, 1998, increased to approximately $26.3 million from $25.3 million for the comparable period in fiscal 1997. Trade show cost of sales and direct costs for the nine months ended June 30, 1998, of $16.3 million, increased by $2.7 million from the comparable period in fiscal 1997. The increase was due primarily to the increased costs associated with the production of the larger Fall INTERNET WORLD 1997 and Spring INTERNET WORLD 1998. Gross profit after cost of sales and direct costs for trade shows for the nine months ended June 30, 1998, increased to approximately $20.1 million from $13.4 million for the comparable period in fiscal 1997. This increase is primarily attributable to the increase in revenues from the Fall and Spring INTERNET WORLD trade shows. Print publishing cost of sales and direct costs decreased to approximately $8.2 million for the nine month period ended June 30, 1998, from $10.4 million for the comparable period for fiscal 1997 as a result of the Company concentrating its print publishing efforts into a single business-to-business publication. Web site cost of sales and direct costs increased to $1.4 million for the nine months ended June 30,1998, from $843,000 in the comparable period in fiscal 1997 due primarily to higher costs to support the expanded editorial content of INTERNET.COM. Cost of sales and direct costs for other revenues decreased to $296,000 for the nine month period ended June 30, 1998, compared to $411,000 in the comparable period in fiscal 1997.

Advertising, promotion and selling expenses. Advertising, promotion and selling expenses represent costs related to circulation and promotion, including direct mail, newsstand promotion and fulfillment expense, sales commissions, and advertising and marketing staff. Advertising, promotion and selling expenses for the nine months ended June 30, 1998, decreased 22% to approximately $7.9 million from $10.1 million for the comparable period in fiscal 1997, due primarily to the Company concentrating its print publishing efforts into a single business-to-business publication.

General and administrative expenses. General and administrative expenses include salaries, depreciation, telecommunications, insurance and professional fees. General and administrative expenses for the nine months ended June 30, 1998, increased 3% to approximately $6.4 million from $6.3 million for the comparable period in fiscal 1997. This increase was due primarily to an increase in depreciation expense of $375,000 and $210,000 for severance and other costs related to the Company's strategic magazine initiative announced in December 1997. The increase was partially offset by a decrease in costs associated with the Company concentrating its print publishing efforts into a single business-to-business publication. The Company anticipates that future general and administrative expenses will increase in the aggregate, although such expenses are expected to continue to decline as a percentage of revenue.

Amortization of intangibles. Amortization of intangibles increased to $1.3 million for the nine months ended June 30, 1998 from $588,000 for the nine months ended June 30, 1997. This increase is due to the amortization of goodwill associated with the Boardwatch/One Acquisition along with increased amortization of intangibles associated with the acquisitions of Web sites.

Operating income. Operating income for the nine months ended June 30, 1998, increased to $7.9 million from $2.1 million for the comparable period in fiscal 1997. This increase is primarily a result of revenues increasing

13% to approximately $49.8 million in the nine months ended June 30, 1998, from $44.2 million in the comparable period in fiscal 1997.

Interest income. Interest income for the nine months ended June 30,1998, decreased to $664,000 from $825,000 for the comparable period in fiscal 1997 due to the Company's use of funds to purchase Boardwatch and ONE.

Gain on sale of assets. On February 3, 1998, the Company sold the active subscriber list of the paid monthly print publication formerly known as INTERNET WORLD to The McGraw-Hill Companies, Inc. for cash and assumption of INTERNET WORLD's outstanding deferred subscription liabilities. The Company recognized a gain on the sale of approximately $2.0 million.

Income taxes. For the nine months ended June 30, 1998, income taxes are provided at the projected annual effective tax rate. The income tax benefit for the nine months ended June 30, 1997 of $773,000, primarily relates to the elimination of valuation allowances due to the anticipated utilization of the net operating loss carryforwards in fiscal 1998, offset by foreign income taxes and state capital taxes.

Net income. Based upon the results discussed above, the Company's net income increased to $6.4 million for the nine months ended June 30, 1998, from $3.7 million for the comparable period in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company had cash and cash equivalents of approximately $6.5 million at June 30, 1998, compared to $24.0 million at September 30, 1997. Operating activities for the nine months ended June 30, 1998 provided approximately $5.5 million in cash, due primarily to net income of approximately $6.4 million for the period and changes in components of working capital.

The Company's net accounts receivable and advanced billings for trade shows increased to approximately $17.1 million at June 30, 1998, from $13.5 million at September 30, 1997. Accounts payable and accrued expenses increased to approximately $8.6 million primarily as a result of the timing of trade shows, accruals for federal and state income taxes and for costs associated with the Boardwatch/One acquisition. Deferred trade show revenue increased to $23.6 million at June 30, 1998, from $21.4 million at September 30, 1997, primarily as a function of the production of the Fall INTERNET WORLD 1997 and Spring INTERNET WORLD 1998 trade shows, offset partially by advanced billings for Summer INTERNET WORLD 1998, Fall ISPCON 1998, Fall INTERNET WORLD 1998, and Spring INTERNET WORLD 1999.

The Company had capital expenditures of $840,000 for the nine months ended June 30, 1998. This was primarily due to an increase in computer equipment and software purchases required for the Company's general operating activities and its INTERNET.COM network of Web sites. The Company anticipates incurring a similar level of capital expenditures for the remainder of fiscal 1998. During the nine months ended June 30, 1998, the Company also expended $18.6 million for trade show, Web site and print publication acquisitions, and for expenditures to register its various trade names in the United States and throughout the world.

The Company realized net proceeds from the exercise of stock options of $1.1 million and purchased $5.1 million of its common stock during the nine months ended June 30, 1998.

The Company believes that funds available will be sufficient to meet its obligations and its anticipated capital requirements for the foreseeable future.

YEAR 2000
---------

The Company has performed a review of its computer systems to identify systems that could be affected by the Year 2000 issue and is developing a plan to resolve the issue. The Company is utilizing both internal and external resources to identify, correct or reprogram, and test the systems to ensure Year 2000 compliance. Maintenance and modification costs will be expensed as incurred, while costs of new software will be capitalized and amortized over the expected useful life of the related software. The Company expects its Year 2000 conversion project to be completed on a timely basis. However, there can be no assurance that the systems of other companies on which the Company's systems rely also will be converted on a timely basis. A failure to convert successfully by another company could have an adverse effect on the Company's systems. The Company believes that the expense of the Year 2000 conversion project will not materially affect the financial position of the Company.

PART II - OTHER INFORMATION

Item 1.         LEGAL PROCEEDINGS

                Not Applicable

Item 2.         CHANGES IN SECURITIES

        (a)  Not Applicable

        (b)  Not Applicable

        (c) On May 15, 1998, the Company consummated the acquisition of all of the outstanding capital stock of Boardwatch Magazine, Inc. and One, Inc., each a Colorado corporation. The consideration paid consisted of cash in the amount of $14.0 million and 750,000 shares of the Company's Common Stock the issuance of which was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder.

        (d)  Not Applicable

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

Item 5.         OTHER INFORMATION

                Not Applicable

Item 6.         EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits
             11 - Statement Regarding Computation of Per Share Earnings 27 - Financial Data Schedule

        (b) The following reports on Form 8-K were filed during the quarter ended June 30, 1998:

                  On May 29, 1998, the Company filed a Form 8-K (as amended by Form 8-K/A filed on July 28, 1998) pursuant to Items 2 and 7 of such Form regarding its acquisition of Boardwatch Magazine, Inc. and One, Inc.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               MECKLERMEDIA CORPORATION


Dated: August 6, 1998                           /s/ Alan M. Meckler
                                               ------------------------------
                                               Alan M. Meckler
                                               Director, Chairman of the Board
                                               and Chief Executive Officer
                                               (Principal Executive Officer)

Dated: August 6, 1998                           /s/ Christopher S.  Cardell
                                               -------------------------------
                                               Christopher S. Cardell
                                               Director, President and
                                               Chief Operating Officer

Dated: August 6, 1998                           /s/ Christopher J. Baudouin
                                               -----------------------------
                                               Christopher J. Baudouin
                                               Chief Financial Officer